Form 10-Q
period 2000-04-01
HOMEGROCER COM INC
filed 2000-05-10
CIK 1100408

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 1, 2000

                                      OR

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ________ to ________


                       Commission file number 000-29789

                             HomeGrocer.com, Inc.
                             --------------------
            (Exact name of registrant as specified in its charter)


               Washington                             91-1863408
               ----------                             ----------
   (State or other jurisdiction of          (IRS Employer Identification No.)
    incorporation or organization)


                  10230 N.E. Points Drive  Kirkland, WA  98033
                  --------------------------------------------
                    (Address of principal executive offices)


                                 (425) 201-7500
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [_] NO [X]

The registrant had 128,237,462 shares of common stock, without par value, outstanding at April 1, 2000.

                             HomeGrocer.com, Inc.

                              INDEX TO FORM 10-Q

                                                                      PAGE
                                                                      ----

PART I - FINANCIAL INFORMATION....................................     3

     ITEM 1 - FINANCIAL STATEMENTS................................     3

          Balance Sheets..........................................     3

          Statements of Operations................................     4

          Statements of Cash Flows................................     5

          Notes to Unaudited Financial Statements.................     6

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS
              OF OPERATIONS.......................................     9

     ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
              ABOUT MARKET RISK...................................    23

PART II - OTHER INFORMATION.......................................    24

     ITEM 1 - LEGAL PROCEEDINGS...................................    24

     ITEM 2 - CHANGES IN SECURITIES AND USE OF
              PROCEEDS............................................    24

     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF
              SECURITY HOLDERS....................................    25

     ITEM 5 - OTHER INFORMATION...................................    26

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K....................    26

SIGNATURES........................................................    27

PART I - FINANCIAL INFORMATION:
------------------------------


Item 1 - Financial Statements -
-----------------------------

                             HomeGrocer.com, Inc.
                                Balance Sheets
                     (in thousands, except share amounts)

                                                                 April 1,        January 1,
                                                                   2000             2000
                                                                -----------      ----------
                                                                (Unaudited)
Assets
Current assets:
Cash and cash equivalents.......................................  $ 257,144      $  39,806
Marketable securities...........................................          0         37,762
Inventories.....................................................      3,579          2,555
Prepaid expenses and other current assets.......................     10,995          3,032
                                                                  ---------      ---------
  Total current assets..........................................    271,718         83,155

Fixed assets, net...............................................     94,874         52,066
Deposits and other long-term assets.............................      4,678          3,776
Restricted cash.................................................     16,087          7,932
                                                                  ---------      ---------
  Total assets..................................................  $ 387,357      $ 146,929
                                                                  =========      =========


Liabilities & Shareholders' Equity
Current liabilities:
Accounts payable................................................      9,451          4,396
Accrued liabilities.............................................      9,061          4,856
Accrued compensation and related liabilities....................      6,789          3,249
Current portion of capital lease obligations....................      3,879          3,081
Current portion of long-term debt...............................      3,991            980
                                                                  ---------      ---------
  Total current liabilities.....................................     33,171         16,562

Capital lease obligations, less current portion.................     23,032         17,041
Long-term debt, less current portion............................      7,000            749
Other long-term liabilities.....................................        794            430
                                                                  ---------      ---------
  Total liabilities.............................................     63,997         34,782

Commitments and contingencies

Shareholders' equity:
Convertible preferred stock, no par value:
10,000,000 and 78,357,142 shares authorized as of
 April 1, 2000 and January 1, 2000:
   Issued and outstanding shares -- none and
     73,206,738 as of April 1, 2000 and January 1, 2000,
     respectively...............................................          0        170,047
Common stock, no par value:
1,000,000,000 and 130,000,000 shares authorized as of
  April 1, 2000 and January 1, 2000:
    Issued and outstanding shares -- 128,237,462
     and 29,605,536 as of April 1, 2000 and January 1, 2000,
     respectively...............................................    498,249         80,207
Notes receivable from officers for common stock.................     (3,231)       ( 3,231)
Deferred stock compensation.....................................    (34,844)      ( 41,619)
Unrealized gain/(loss) on investments...........................        (92)             0
Accumulated deficit.............................................   (136,722)      ( 93,257)
                                                                  ---------      ---------
  Total Shareholders' equity....................................    323,360        112,147
                                                                  ---------      ---------
  Total liabilities & shareholders' equity......................  $ 387,357      $ 146,929
                                                                  =========      =========


              See accompanying notes to the financial statements

                             HomeGrocer.com, Inc.
                           Statements of Operations
              (in thousands, except share and per share amounts)

                                                      13 Weeks      13 Weeks
                                                       Ended         Ended
                                                      April 1,      April 3,
                                                        2000          1999
                                                    -----------   -----------
                                                    (Unaudited)   (Unaudited)
Net sales..........................................    $ 21,215     $ 1,778

Cost of merchandise sold...........................      17,515       1,487
Customer fulfillment center expenses...............      17,644       1,244
Marketing expenses.................................       5,588         735
Technology operations and development expenses.....       6,466       1,088
Preopening expenses................................       2,015           0
General & administrative expenses..................       8,311         824
Stock-based compensation expense...................       8,143         108
                                                       --------     -------
Loss from operations...............................     (44,467)     (3,708)

Interest expense...................................        (663)        (21)
Interest income....................................       1,688           4
Other income/(expense).............................         (23)          1
                                                       --------     -------

   Net loss........................................    $(43,465)    $(3,724)
                                                       ========     =======


Basic and diluted net loss per share...............    $  (0.98)    $ (0.31)
                                                       ========     =======

Weighted average shares outstanding used to
   compute basic and diluted net loss per share....  44,511,283  12,180,848
                                                     ==========  ==========

              See accompanying notes to the financial statements

                                HomeGrocer.com, Inc.
                              Statements of Cash Flows
                                   (in thousands)

                                                                  13 Weeks          13 Weeks
                                                                   Ended             Ended
                                                                  April 1,          April 3,
                                                                    2000              1999
                                                                  --------          --------
                                                                (Unaudited)       (Unaudited)
Operating Activities:
  Net loss....................................................   $(43,465)         $(3,724)
    Adjustments to reconcile net loss to net cash
     used in operating activities:
      Depreciation............................................      3,261              118
      Amortization............................................        102                0
      Stock-based compensation expense........................      8,143              108
    Changes in operating assets and liabilities:
      Prepaid expenses and other current assets...............     (7,963)            (168)
      Inventories.............................................     (1,024)             (82)
      Accounts payable........................................      5,055              220
      Accrued liabilities.....................................      4,205             (309)
      Accrued compensation and related liabilities............      3,540              689
                                                                 --------          -------
        Net cash used in operating activities.................    (28,146)          (3,148)

Investing Activities:
  Purchases of fixed assets...................................    (38,600)             (30)
  Sales and maturities of marketable securities...............     37,762                0
  Deposits and other long-term................................       (640)             (20)
  Restricted cash.............................................     (8,155)               0
                                                                 --------          -------
      Net cash used in investing activities...................     (9,633)             (50)

Financing Activities:
  Proceeds from initial public offering.......................    243,503                0
  Proceeds from exercise of stock options.....................      2,301              804
  Repurchase of common stock..................................        (54)               0
  Proceeds from exercise of warrants..........................        877                0
  Proceeds from long-term debt................................     10,000            2,128
  Repayments of long-term debt................................       (738)            (135)
  Repayments of capital lease obligations.....................       (772)               0
                                                                 --------          -------
    Net cash provided by financing activities.................    255,117            2,797
                                                                 --------          -------
Net increase in cash and equivalents..........................    217,338             (401)
Cash and equivalents, beginning of period.....................     39,806            1,084
                                                                 --------          -------
Cash and equivalents, end of period...........................   $257,144          $   683
                                                                 ========          =======

Supplemental Cash Flow Information:
Cash paid during the period for interest......................   $    696          $    14

Noncash Financing and Investing Activities:
Fixed assets acquired through capital lease arrangements......   $  7,561          $ 1,251


              See accompanying notes to the financial statements

HOMEGROCER.COM
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
------------------------------------------

1.   Basis of Presentation

The accompanying unaudited consolidated financial statements of HomeGrocer.com, Inc. have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended January 1, 2000, included in the Company's Registration Statement on Form S-1 (File No. 333-93015) dated March 9, 2000, filed with the Securities and Exchange Commission in connection with the
Company's initial public offering.   The results of operations for any interim
period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

The Company reports on a 52/53-week fiscal year basis that ends on the Saturday
nearest December 31.   The quarters ended April 1, 2000 and April 3, 1999 were
13-week quarters.

2.   Description of Business

HomeGrocer.com, Inc. (the "Company") is an Internet retailer of grocery and other consumer products. The Company operates its own distribution system providing next-day delivery of products within a customer-designated delivery period. The Company began delivering groceries to the Seattle market from its first customer fulfillment center ("CFC") located in Bellevue, Washington in June 1998. As of April 26, 2000, the Company was delivering groceries from six CFCs serving the Seattle, Washington; Portland, Oregon; and Orange County/Los Angeles, California markets.

3.   Initial Public Offering

On March 10, 2000, the Company completed its initial public offering ("IPO") of 22,000,000 shares of common stock at a price of $12.00 per share. The IPO, net of underwriting and other issuance costs resulted in approximately $243.5 million of net proceeds to the Company. Concurrent with the closing of the offering, all of the outstanding convertible preferred stock was converted into an aggregate of 73,206,738 shares of common stock.

4.   Reincorporation

In March 2000, the Company reincorporated into the State of Washington and eliminated the par value of its common and preferred stock. The Company also increased its authorization to issue common shares to 1,000,000,000 and preferred shares to 10,000,000.

5.   Earnings Per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding less the number of shares that the Company has the right but not the obligation to repurchase. Shares associated with common stock subject to repurchase, stock options and warrants are not included in the calculation of diluted net loss per share because they are anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

                                                        -----------------------------
                                                                13 Weeks Ended
                                                        -----------------------------
                                                           April 1,      April 3,
                                                             2000          1999
                                                        -----------------------------
                                                           (in thousands, except
                                                             per share amounts)
Numerator:
   Net loss                                                   ($43,465)       ($3,724)
                                                        =============================

Denominator:
   Weighted average shares outstanding                      56,451,330     12,954,206
   Less:  Weighted averages shares subject
     to repurchase                                          11,940,047        773,358
                                                        -----------------------------
   Denominator for basic and diluted                        44,511,283     12,180,848
                                                        =============================
Net loss per share:
   Basic and diluted                                           ($0.98)        ($0.31)
                                                        =============================

     At April 1, 2000, 18,217,480 shares of common stock subject to repurchase, stock options and warrants were excluded from the computation of actual diluted loss per share, as their impact was anti-dilutive. If the Company had reported net income, the calculation of earnings per share would have included the dilutive effect of these common stock equivalents using the treasury stock method.

6.   Commitments and Contingencies

As of April 13, 2000, the Company had signed agreements to acquire additional delivery vehicles with an estimated cost of $28.1 million. In addition, since January 1, 2000, the Company has executed leases for operating facilities and office space with future minimum lease commitments totaling $200.5 million.

In February 2000, the Company entered into a marketing agreement with America Online ("AOL"). Under the terms of the agreement, AOL has agreed to promote the Company online and to deliver a minimum number of annual page views. Over the five year term of the agreement, the Company is obligated to make payments totaling up to $60 million to AOL and pay a referral fee for each new customer referred by AOL to the Company above specified thresholds.

In February 2000, the Company borrowed $10.0 million under its Subordinated Loan and Security Agreement with Comdisco. Borrowings under the agreement are due in 36 monthly installments and bear interest at 11%. The first installment of approximately $326,400 was paid on March 1, 2000.

In March 2000, the amount available under the Company's revolving line of credit with Mercedes-Benz Credit Corporation was increased from $15.0 million to $20.0 million. As of April 1, 2000, no amounts remained available for borrowing under the line of credit.

Borrowings under the line are payable in 84 monthly installments and are secured by the delivery vehicles.

7.   Subsequent Event

Subsequent to April 1, 2000, the Company's Board of Director's approved stock option grants to purchase approximately 4.7 million shares of the Company's common stock. The options were granted pursuant to the Company's existing stock option plans.

Item 2 - Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations -
         ---------------------

     The following information should be read in conjunction with the historical financial information and the notes thereto included in this quarterly report on Form 10-Q and "Management's Discussion and Analysis" included in the Company's Registration Statement on Form S-1 (File No. 333-93015), which was previously filed with the Securities and Exchange Commission.

     This Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding HomeGrocer.com's expectations, beliefs, intentions or future strategies that are signified by the words "expect", "anticipate", "intend", "believe", or similar language. All forward-looking statements included in this document are based on information available to HomeGrocer.com on the date hereof and HomeGrocer.com assumes no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

     HomeGrocer.com's business and financial performance are subject to substantial risks and uncertainties. In evaluating our business, you should carefully consider various factors that might cause actual results to differ materially from stated expectations. These risks include, among others that our ability to raise capital and achieve our expansion plans may be adversely impacted by market conditions; our ability to build strong brand identity and customer loyalty may require additional marketing expenditures; and the risk that our customer fulfillment center ("CFC") and delivery service model may not be readily or cost-effectively replicable in additional geographic markets. These and other risks are described in detail in this Form 10-Q and in our Registration Statement on Form S-1 (File No. 333-93015).

Overview

     HomeGrocer.com is a retailer of grocery and other consumer products on the Internet. We operate our own state-of-the-art distribution system providing next-day home delivery of a wide range of products, including high quality food items, at prices competitive with local supermarket prices. Our goals are to expand nationally and to be our customers' preferred regular provider of household consumer products. We believe that our core grocery business provides us with a strong platform to expand into other product and service areas.

     We commercially launched our storefront at www.homegrocer.com and began delivering groceries to the Seattle market from our Bellevue, Washington customer fulfillment center in June 1998. We currently serve customers in two additional markets: Portland, Oregon since May 1999 and Orange County/Los Angeles, California since September 1999. On April 26, 2000, we began delivering groceries to additional customers in Southern California from Carson, California, which is our sixth CFC and our fourth in Southern California. In addition, we anticipate introducing our service in Dallas, Texas; San Diego, California; and Atlanta, Georgia during the second quarter.

     We have operated in the Seattle market for nearly two years. While revenues have grown steadily over this period, our Seattle operations are not yet cash flow positive. Many of our first-time customers have cited word-of-mouth and the visibility of our distinctive trucks in their neighborhoods as the foremost factors attracting them to our storefront. Hence, the sales volumes of new CFCs tend to start low and build gradually. In February 2000, we entered into an interactive marketing agreement with America Online ("AOL"), an on-line service provider, under which our grocery shopping services will be prominently featured on the web sites of AOL and affiliated networks. Further, under the advertising agreement we entered into with Amazon.com in November 1999, Amazon.com agreed to introduce our services to its customers residing in markets we currently service or will service in the future. We believe that these agreements will enable us to attract customers to our web site more rapidly and lead to faster sales growth in new markets as compared to the Seattle market.

     We also anticipate that increased customer acceptance of the Internet and the national growth in online grocery shopping will enable our sales to grow at a more rapid pace in new markets. Many of the markets where we intend to begin operations in the next few years also have larger populations than the Seattle metropolitan area, which we believe will reduce the time necessary to reach profitability. Because of these factors, we believe that our operations in subsequent markets may achieve positive operating cash flow faster than our Seattle operations. This section contains forward-looking statements. Actual results may differ materially, for example, if competition from other online grocers slows our rate of attracting customers, if competition from traditional stores erodes prices, or if customers are deterred from online shopping by breaches of security. We are a young company with a limited operating history and entering into new markets may strain our staffing, financial resources and operating systems.

     As we expand our operations into new markets over the next several years, our business will consist of a mix of mature and new customer fulfillment centers. Our growth plans over the next several years will likely result in substantially greater losses than we have experienced in the past, as the losses anticipated from new facilities offset the earnings anticipated from a smaller number of mature facilities. As such, we anticipate reporting substantial net losses over the next few years, with the magnitude of such losses being related to the speed, scope and success of our expansion plans.

Results of Operations

     Net Sales. We began serving customers in the Orange County/Los Angeles market late in the third quarter of fiscal 1999. We also relocated our Bellevue customer fulfillment center to a significantly larger and more automated facility in Renton, Washington on October 31, 1999. Due primarily to these factors, our sales, net of returns and promotional discounts, approximately doubled to $21.2 million for the first quarter of fiscal 2000 from $10.8 million in the fourth quarter of fiscal 1999. This compared to only $1.8 million in the first quarter of fiscal 1999. Sales in Southern California accounted for approximately 44% of total sales in the recent quarter. On average, we delivered 2,283 orders per day in the first quarter, as compared to 1,186 and 241 orders in the fourth and first quarters of fiscal 1999. In Seattle, we delivered an average of 888 orders per day in the recent quarter, compared to 241, 365, 426, and 625 orders delivered in the first, second, third, and fourth quarters of fiscal 1999, respectively. The average order size for the Company increased to $102 in the first quarter of fiscal 2000, as compared to $100 and $95 in the fourth and first quarters of fiscal 1999, respectively. Our repeat customers accounted for 77% of total orders in the first quarter of fiscal 2000, as compared to 74% of total fourth quarter orders. A "repeat customer" is defined as a person who has ordered with us previously.

    Gross Profit. Our cost of sales consists of the cost of merchandise sold to customers, including inbound freight costs. Gross profit increased to $3.7 million for the first quarter of fiscal 2000 from $166,000 and $291,000 in the fourth and first quarters of fiscal 1999, respectively. As a percentage of net sales, gross profit increased to 17.4% in the first quarter of fiscal 2000 from 1.5% and 16.4% in the fourth and first quarters of fiscal 1999, respectively. The fourth quarter gross profit was heavily impacted by temporary factors related primarily to the opening of three new customer fulfillment centers in the September through December timeframe, including high levels of shrink and food bank donations and certain promotional items for new customers that affect the gross profit percentage. Within the first quarter, our gross profit percentage was 13.2% in January, 14.7% in February, and 21.9% in March.

     To promote the HomeGrocer.com brand and establish customer loyalty, we currently offer each customer a free bag of produce with the first order and $10 off the second order. The free produce bag and similar promotions are included in the cost of merchandise sold. The $10 second-order discount and similar promotions are accounted for as a "sales discount," which reduces gross sales to net sales and therefore affects the gross margin percentage.

     Customer Fulfillment Expenses. Our customer fulfillment expenses include the wages and benefits of our delivery drivers, personal shoppers, receiving personnel and other operations and administrative staff located at the CFC, CFC rent and related facility costs, supplies and credit card fees. CFC expenses increased to $17.6 million for the first quarter of fiscal 2000 from $11.0 million and $1.2 million in the fourth and first quarters of fiscal 1999, respectively. The increase in such expenses results from the increase in the number of CFCs delivering to customers. During the first quarter of fiscal 2000, we had four CFCs delivering to customers for the entire 13-week period and an additional CFC delivering to customers for nine weeks. In the fourth quarter of fiscal 1999, we operated three CFCs for the entire 13-week period and an additional CFC for seven weeks; and for the first quarter of fiscal 1999, we operated one CFC for the entire 13-week period. Our customer fulfillment expenses are expected to continue to increase as we open additional CFCs.

     Marketing Expenses. Our marketing expenses increased to $5.6 million for the first quarter of fiscal 2000 as compared to $5.1 million and $735,000 in the fourth and first quarters of fiscal 1999, respectively. Our marketing programs are designed to strengthen the HomeGrocer.com brand name, encourage trials of our service in our target markets, build customer loyalty, maximize repeat purchases and increase our average order size. Late in fiscal 1999, we began local television advertising to build consumer awareness. In addition, we utilize extensive radio advertising and direct mail programs to attract first-time shoppers. Accordingly, prior to and upon entering a new market, we expect to incur significant costs to build brand awareness and loyalty.

     Our marketing expenses for the first quarter of fiscal 2000 did not reflect any expense under our agreements with AOL or Amazon.com, as we did not commence marketing activities under those agreements until the second quarter. Such agreements are being expensed based on the number of impressions or mailings provided in each period, as compared to the total impressions or mailings purchased by the Company through each agreement. In addition, commensurate with the opening of each new market, we anticipate spending $5 million to $12 million on marketing and advertising within each market, varying within that range on the size of the market. Primarily because the number of new markets is anticipated to be higher in future quarters than it was in the first quarter, we expect to report significantly higher marketing expenditures in future quarters than the $5.6 million recorded in the recent quarter.

     Technology Operations and Development Expenses. Technology operations and development expenses increased to $6.5 million in the first quarter of fiscal 2000 from $5.4 million and $1.1 million in the fourth and first quarters of
fiscal 1999, respectively.   The increase results primarily from an increase in
the number of employees developing, enhancing, and maintaining our storefront and other internal operating systems. On April 26, 2000, we launched a new version of our web site, providing shoppers with a more convenient shopping experience. We have also invested heavily to improve the reliability and scalability of our systems. We expect to continue to invest heavily in technology due to the rapidly evolving and competitive environment of e-tailing.

     Preopening Expenses. Preopening expenses represent costs incurred at our CFCs prior to opening and consist primarily of rent and related costs and wages and benefits. Preopening expenses increased to $2.0 million for the first quarter of fiscal 2000 from $1.2 million for the fourth quarter of fiscal 1999. There were no preopening expenses in the first quarter of fiscal 1999. The increase reflects the implementation of the Company's rollout plans.

     General and administrative expenses. General and administrative expenses were $8.3 million for the first quarter of fiscal 2000 as compared to $8.5 million and $824,000 in the fourth and first quarters of fiscal 1999, respectively. Such expenses have increased significantly from the first quarter of the prior year as we built the corporate infrastructure necessary to support our growth plans. General and administrative expenses for the first quarter of fiscal 2000 decreased as compared to the fourth quarter of fiscal 1999, despite a 97% increase in our quarterly net sales. We expect that, as a percentage of net sales, our general and administrative expenses will continue to decrease.

     Stock-Based Compensation Expense. Stock-based compensation expense consists primarily of the amortization of deferred stock compensation resulting from the grant of stock options or sale of restricted stock at exercise or sale prices subsequently deemed to be less than the fair value of the common stock on the grant or sale date. We recorded total deferred stock-based compensation of $67.7 million for fiscal 1999 and an additional $1.4 million in the first quarter of 2000 in connection with stock options granted and restricted stock sold during the periods. Such deferred compensation is calculated based largely on the Company's initial public offering price and has not been adjusted for subsequent variations in the share price, even though most of such options and restricted stock are subject to multi-year vesting requirements. This cost is being amortized to expense over the vesting periods of the applicable agreements, resulting in amortization of deferred stock-based compensation totaling $8.1 million in the first quarter of fiscal 2000 and $9.9 million and $83,000 in the fourth and first quarters of fiscal 1999, respectively. The remaining $34.8 million of deferred stock-based compensation for stock options and restricted stock is expected to be amortized in the amounts of $6.6 million, $5.4 million and $4.5 million in the second, third and fourth quarters of fiscal 2000 and $12.0 million for fiscal year 2001, $5.3 million for fiscal year 2002 and $1.0 million for fiscal year 2003. Such amortization amounts assume that all vesting periods are completed by all employees; to the extent that unvested options are forfeited by an employee, previously recorded amortization related to the unvested options will be credited to stock-based compensation expense.

     Interest Income. Interest income increased to $1.7 million for the first quarter of fiscal 2000 as compared to $1.3 million and $4,000 in the fourth and first quarters of fiscal 1999, respectively, as our cash available for investment increased significantly upon receiving the proceeds from our initial public offering in mid-March. We plan to use such proceeds to fund our operations and expansion.

     Interest Expense. Interest expense increased to $663,000 for the first quarter of fiscal 2000 from $143,000 and $21,000 in the fourth and first quarters of fiscal 1999, respectively, as a result of interest paid on borrowings to finance purchases of fixed assets and fund operations and expansion.

     Other Expense. Our other expenses were $23,000 for the first quarter of fiscal 2000, compared to other expenses of $488,000 in the fourth quarter of fiscal 1999 and other income of $1,000 in first quarter of fiscal 1999. The other expenses in the fourth quarter of fiscal 1999 resulted primarily from the write-off of certain machinery and equipment due to the relocation of our Seattle operations from our original location in Bellevue to the larger and more automated CFC in Renton.

     Income Taxes. There was no provision or benefit for income taxes for any period since inception due to our operating losses.

Liquidity and Capital Resources

     Prior to our initial public offering, we financed our operations primarily through sales of preferred stock with net cash proceeds of $168.4 million through January 1, 2000. On March 10, 2000, we completed our initial public offering of our common stock, generating net proceeds of $243.5 million.

     Net cash used in operating activities in the first quarter was $28.1 million. In addition, we invested $38.6 million primarily in new customer fulfillment centers and the rollout of our service, including tenant improvements and the purchase of computer and transportation equipment, but not including equipment acquired through capital leases. As of April 1, 2000, we had $257.1 million of unrestricted cash and cash equivalents. As of that date, our principal commitments consisted of minimum lease payments due under operating leases totaling approximately $200.5 million over 15 years, agreements to purchase additional delivery vehicles in fiscal 2000 totaling approximately $28.1 million and approximately $54.0 million due over four years under our marketing agreement with America Online. Our lease commitments include amounts related to customer fulfillment centers we expect to open in future periods. Our cash needs in future periods will be a function of our operating results, the speed of rollout and the terms and availability of leases for real estate and equipment, including trucks.

     We believe that our operations in each market are largely independent of our operations in other markets. The procedure to enter a new market begins with a search for appropriate real estate. We then build the tenant improvements to convert such real estate into a functioning CFC, while we order the appropriate fleet of trucks. To date, we have been able to lease all of our CFC real estate and most of our transportation equipment. Finally, we incur hiring and training costs prior to beginning service in each market and we anticipate that our operations in each market will incur operating losses before reaching the breakeven point.

     We have decided to make certain changes in our strategy that could reduce the amount of capital required in each market prior to reaching the breakeven point. One such change is to delay the construction of a second facility in certain markets, but implementing service to significant portions of the customer areas that would otherwise have been serviced by that facility. This may allow the first CFC in each market to reach higher volume levels more quickly than it would if we open two CFCs in the same market within a narrow timeframe. This shift in strategy would likely be transparent to the customers and may result in similar overall revenues to the Company, but with lower operating expenses and capital expenditures.

     We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated needs for working capital and capital expenditures into the fourth quarter of 2000 and perhaps the first quarter of 2001. In the past, the Company has been able to lease much of its transportation equipment on relatively favorable terms. However, changes in the equity markets since the Company's IPO on March 10, 2000 may have affected other capital markets as well. The Company may have to, for example, purchase some of its transportation equipment, which in the past has generally been leased. If this is the case and no other financing is available on acceptable terms, or if the Company's losses are larger than expected, then we may choose to postpone or cancel some of our planned expansion in order to focus our financial and other resources on the markets that we do open. If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience additional dilution. We cannot be certain that additional financing will be available to us on acceptable terms when required, or at all.


New Accounting Pronouncements

     In January 2000, the Emerging Issues Task Force (''EITF'') reached a consensus on EITF Statement No. 99-17 ''Accounting For Barter Transactions'' involving a nonmonetary exchange of advertising. This EITF consensus does not impact our results of operations as we do not have any advertising barter transactions.


Risk Factors

     There are numerous risks involving any potential investment in HomeGrocer.com. These include the risks enumerated in the Company's Registration Statements on Form S-1 (File No. 333-93015) dated March 9, 2000 and the following:

We anticipate significant increases in our operating expenses and continuing losses for the foreseeable future.

     We incurred net losses of $43.5 million, or 205% of our revenues, for the first quarter of fiscal 2000. We intend to open customer fulfillment centers in approximately eight new markets within the next twelve months. Because all of our customer fulfillment centers have lost money over their first several quarters of operation and none are yet profitable, we anticipate that our net losses for the fiscal year ended December 30, 2000 will be significantly greater than in prior years. As of April 1, 2000, we had an accumulated deficit of $136.7 million. Although we cannot be certain of the size of the capital commitment we will make and the operating expenses we will incur, we expect the expansion will also include:

     . Approximately $6 to $9 million to equip each new customer fulfillment center in additional geographic markets;

     . The lease of the site or shell of each CFC and the lease or purchase of its transportation equipment;

     . Approximately $6 to $12 million for brand development, marketing and other promotional activities in each new geographic market;

     . Continued investment in our computer network, web site, warehouse management and order fulfillment systems and delivery and corporate infrastructure.

     We anticipate using our current cash and equivalents, our revenues from operations and funds from future debt and equity offerings to finance these expenses. We expect to continue to experience substantial operating losses on a quarterly and annual basis for the foreseeable future. At current numbers of customers and orders, the geographic density of customers and productivity of employees, we are not profitable and cannot predict when or if we will be profitable.

We are an early stage company operating in the e-commerce market, which makes it difficult for investors to evaluate our business and prospects.

     Prior to June 1998, we were focused on developing our web site and constructing and equipping our first customer fulfillment center serving the Seattle, Washington area. We did not begin commercial operations in the Seattle area until June 1998, the Portland, Oregon area until May 1999, and the Orange County, California area until September 1999. Our limited operating history makes it difficult to evaluate our financial results and future plans. You must consider our business and prospects in light of the risks and difficulties we encounter as an early stage company in the new and rapidly evolving market of e-commerce. Our failure to address such risks and difficulties could hurt our business.

If a sufficient number of grocery shoppers do not accept our online shopping service, we may never become profitable.

     We have not operated profitably to date and cannot predict when or if we will achieve profitability overall or in any single customer fulfillment center. If we do not achieve and maintain customer volumes and sufficient density of our deliveries in our market areas at a reasonable cost, we will not be able to increase our revenues or achieve profitability. The market for e-commerce is new and rapidly evolving. It is uncertain whether e-commerce will achieve and sustain high levels of demand and market acceptance, particularly in the home delivery industry. Our success will depend to a substantial extent on the willingness of consumers to increase their use of online services as a means of buying groceries and other products and services. We may not be able to convert a large number of consumers from traditional shopping methods to online shopping for groceries and other consumer products. Even if we are successful in attracting online customers, we expect that it may take several years to achieve a sufficient base of customers in a given market. Specific factors that could prevent widespread customer acceptance include:

     . Prolonged delivery time compared to the immediate receipt of products at a traditional store;

     . Perceptions that online delivery services are premium services and therefore may be more expensive than traditional grocery stores;

     . Customers' desire to see and touch products, particularly fresh produce, prior to purchase;

     .  Product selection that is less varied than customers desire;

     .  Perceived or actual lack of security or privacy of online transactions;
        and

     .  Difficulties in making accurate and timely deliveries to customers.

     Moreover, the growth of our business will depend on the growth of the number of consumers who have access to personal computers or other systems that can access the Internet. If e-commerce, especially in the grocery industry, does not achieve high levels of demand and market acceptance, we may never become profitable.

Our customer fulfillment center and delivery service model may not be readily or cost-effectively replicable in additional geographic markets; as a result, we may fail to expand our business effectively.

     A critical part of our business strategy is to expand our business by opening customer fulfillment centers in additional geographic markets at a rapid pace. Our expansion strategy is dependent upon our ability to replicate our customer fulfillment center and delivery service model in a timely and cost-effective manner. Our strategy of using proprietary technology that can be implemented in pre-existing warehouses to quickly open customer fulfillment centers may not be as effective as we anticipate. In addition, our existing customer fulfillment centers have been limited to locations on the west coast, and we may fail to recognize specific issues associated with expansion beyond the west coast. Because our customer fulfillment centers have been operational for a limited period of time, we have not yet demonstrated whether our customer fulfillment centers and delivery service model are in fact readily and cost-effectively replicable for long-term use or across additional markets. If we fail to launch our service in new markets in a timely and cost effective manner or if the market fails to accept our new services, we may not generate the revenue we expect, and we could incur substantial additional operating costs.

We will need substantial additional capital to fund our operations and planned expansion, and we cannot be sure that additional financing will be available.

     We require substantial amounts of working capital to fund our business. In addition, the opening of new customer fulfillment centers and the continued development of our order fulfillment and delivery systems require significant amounts of capital. For example, we anticipate that we will require approximately $6 to $9 million to equip each new customer fulfillment center and approximately $5 to $12 million for brand development, marketing and other promotional activities in each new geographic market. In addition, we will need substantial additional capital to fund growth beyond the initial phase of our expansion or if we encounter unexpected costs in the initial phase of our expansion, such as higher than anticipated real estate, technology or customer acquisition costs. Since our inception, we have experienced negative cash flow from operations and expect to experience significant negative cash flow from operations for the foreseeable future. In the past, we have funded our operating losses and capital expenditures through proceeds from equity offerings, debt financing and equipment leases. Changes in the equity markets since the Company's IPO on March 10, 2000 may have affected the markets for debt financing and equipment leases. We expect to require substantial additional capital to fund our expansion program and operating expenses. Our future capital needs will be highly dependent on the number and actual cost of additional customer fulfillment centers we open, the timing of openings and the success of our facilities once they are launched. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all. If we are unable to obtain sufficient additional capital when needed, we could be forced to alter our business strategy, delay or abandon some of our expansion plans or sell assets. Any of these events would have a material adverse effect on our business, financial condition and our ability to reduce losses or generate profits. In addition, if we raise additional funds through the issuance of equity, debt or other securities, those securities may have rights, preferences or privileges senior or equal to those of the rights of our common stock and our shareholders may experience dilution.

We may be unable to upgrade our existing technology in a cost-effective and efficient manner to accommodate the increased volumes of Internet traffic and transactions that may arise from our expansion, which could hurt our business.

     The launch of the HomeGrocer.com service in additional metropolitan locations may require us to expand and upgrade our technology, including our integrated set of software tools and business processes for delivery management, web site production, customer service and order fulfillment. Our existing technology may not be able to accommodate increased volumes of traffic and transactions that may arise in the future from our expansion into other metropolitan locations. To the extent that customer traffic grows substantially, we will need to expand the capacity of our web site and transaction processing systems to accommodate a larger number of customers. If we are unable to upgrade our technology, we may suffer from unanticipated system disruptions, slower response times, degradation in levels of customer service, impaired quality and speed of order fulfillment or delays in reporting accurate financial information. We may not accurately predict the rate or timing of increases in the use of our web site to allow us to effectively upgrade or expand our transaction processing systems. Upgrading our current technology could result in material expenses. If we fail to cost-effectively and efficiently upgrade and expand our current technology, our business will suffer.

Expansion of our service in additional geographic markets may place a greater than expected strain on our personnel and systems and jeopardize future scheduled expansion.

     The strain placed on our employees, management and systems by simultaneous launches of the HomeGrocer.com service in multiple metropolitan locations may jeopardize future scheduled launches or the quality of our service in a particular location. The lack of sufficient resources to operate in multiple locations could cause our quality of service or number of customers to decline. If we fail to adequately predict and maintain the personnel and systems necessary to successfully manage multiple customer fulfillment centers, we may be forced to delay our expansion and our business will suffer.

If we encounter operational difficulties, our business could suffer erosion of customer trust and loss of income.

     Our business relies on complex systems to manage the process from the receipt of orders to the delivery of goods to our customers. The satisfactory performance, reliability and availability of our web site and transaction processing systems are critical to our reputation and our ability to attract and retain customers and maintain adequate customer service levels.

     Our web site has experienced numerous outages since inception. In addition to outages, we occasionally experience periods of slow site response times. We have, from time to time, also experienced operational "bugs" in our systems and technologies that have resulted in order errors, such as missing items and delays in deliveries. Operational bugs may arise from one or more factors including mechanical equipment failures, computer server or system failures, network outages, software bugs, power failures and human error. We may not be able to correct every problem in a timely manner. We expect bugs to continue to occur from time to time and our operations may experience significant inefficiencies or failures. If we are unable to meet customer demand or service expectations as a result of operational issues, we may be unable to develop customer relationships that result in repeat orders, which would hurt our business.

Our communications hardware is located at a third party hosting provider and natural disasters and any other unanticipated problems faced by our hosting provider may reduce our capacity or damage our systems.

     Our communications hardware and other computer hardware operations are located at a web site hosting provider in Seattle, Washington. The hardware for our warehouse management and inventory system is maintained in our corporate data center in Kirkland, Washington. Fires, floods, earthquakes, power losses, telecommunications failures, break-ins and similar events could damage these systems or cause them to fail completely. In addition, our hosting provider is responsible for the allocation of our system capacity and any unanticipated problems with the telecommunications network providers with whom it contracts or with the systems by which it allocates capacity among its customers could reduce our system capacity. Natural disasters and any other unanticipated problems faced by our hosting provider could adversely impact the customer shopping experience and, consequently, our business.

Our limited operating history makes it difficult for us to forecast our future financial results.

     As a result of our limited operating history, it is difficult to accurately forecast our total revenue, revenue per customer fulfillment center, gross and operating margins, real estate and labor costs, average order size, number of orders per day and other financial and operating data. We have a limited amount of meaningful historical financial data upon which to base planned operating expenses. Sales and operating results are difficult to forecast because they generally depend on the growth of our customer base and the volume of the orders we receive, as well as the mix of products sold. As a result, we may be unable to make accurate financial forecasts and adjust our spending in a timely manner to compensate for any unexpected revenue shortfall. This inability to accurately forecast our results could cause our net losses in a given quarter to be greater than expected and could cause a decline in the trading price of our common stock.

Our quarter-to-quarter operating results are expected to fluctuate based upon seasonal purchasing patterns, and are therefore difficult to predict.

     Our quarter-to-quarter operating results are expected to fluctuate based upon seasonal purchasing patterns of our customers and the mix of groceries and other products sold by us. For instance, we expect a reduction in sales in the summer months, which is a popular vacation season in most markets, and higher sales during the weeks preceding Thanksgiving. Because of our short operating history and limited geographical experience, we may not accurately predict the seasonal purchasing patterns of our customers and may experience unexpected difficulties in matching inventory to demand by customers.

If we fail to generate sufficient levels of repeat orders and market penetration, our revenues could be significantly lower than expected.

     In the online retail industry, customer attrition rates, or the rates at which subscribers cancel a service, are generally high. Although we do not charge a subscription fee for our service, we do depend upon customers to continue to order from us after their initial order is placed. We compete to retain customers once they have used our service. We currently track our repeat customers and the data we have gathered shows during the first quarter of fiscal 2000 approximately 77% of our orders were from repeat customers. A critical part of our business strategy depends on hiring, training and retaining customer friendly delivery persons to interact directly with the customer on a regular basis and promote customer loyalty. In addition, we must ensure that our customer service agents who answer telephone and email inquiries offer prompt attention and helpful information in response to our customers' concerns. If we fail to provide high quality customer care and experience significant decreases in repeat customer orders as a percentage of orders delivered, or if we are unable to establish sufficient customer loyalty needed for market penetration, our business could be hurt. Retention of customers is also dependent on operational execution. If orders are incomplete or not delivered on time, customer retention rates could decline, causing revenue and profitability to decline as well.

We face intense competition from traditional grocery retailers and anticipate increased competition from online grocery retailers in our existing and future markets

     The grocery retailing market is extremely competitive. Local, regional, and national food chains, independent food stores and markets, as well as online grocery retailers comprise our principal competition, although we also face substantial competition from convenience stores, liquor retailers, membership warehouse clubs, specialty retailers, supercenters and drugstores. Many of our existing and potential competitors, particularly traditional grocers and retailers, have existed for a longer period of time, have greater financial resources and have more established relationships with leading manufacturers, suppliers and advertisers than we do.

     In April 2000, Safeway, a national traditional grocery chain announced it would purchase 50% of Groceryworks.com, an Internet grocer currently serving
Dallas, Texas, a market we expect to enter in mid-May.   Royal Ahold, also a
traditional grocery chain, has entered into a contract to acquire a 51% ownership interest in Peapod, an online grocer that operates in several of the
markets we intend to enter.   In November 1999, Albertson's introduced an
Internet based service in the Seattle area and Webvan, an online grocery retailer has indicated that it will introduce its online grocery service in the
Seattle and Atlanta area sometime in 2000.   We expect our competition will
intensify as more traditional and online grocery retailers offer competitive services, both in Seattle and other markets.

     The number and nature of competitors and the amount of competition we will experience will vary by market area. We expect to compete with traditional grocery stores in every market, including Albertson's, Safeway, Quality Food Centers and Kroger, and other online grocers in most markets, including companies such as Webvan, Peapod, HomeRuns, GroceryWorks.com, ShopLink.com and Streamline.com. The principal competitive factors that affect our business are product selection, product quality, customer service, price and convenience. For traditional grocers, convenience is largely a function of location and hours of operation. For online grocers, it is primarily determined by ease of use of the web site and availability of delivery times. If we fail to effectively compete in any of these areas, we may lose existing and potential customers and face decreased demand for our products and services, which would hurt our business.

If our efforts to build strong brand identity and customer loyalty are not successful, our business will suffer.

     We believe that customers may direct future grocery purchases to those online and traditional grocers for whose brands they feel loyalty and personal affinity. If we do not increase spending substantially to create and maintain brand loyalty, we may not attract and retain consumers and respond to competitive pressures. We believe the cost of our advertising campaigns could increase substantially in the future. The costs required to successfully establish our brand may exceed the benefits associated with creating our brand identity and loyalty. If we fail to establish and maintain brand identity and brand loyalty, we may not attract the customers we need in order to be profitable.

     Customer loyalty will also depend on our success in consistently providing a high quality shopping experience for purchasing groceries and other products. If consumers do not perceive our service offerings to be of high quality, or if we introduce new services that are not favorably received by consumers, the value of the HomeGrocer.com brand could be harmed. Any loss of value of our brand could decrease the attractiveness of HomeGrocer.com to consumers, which could harm our reputation, reduce our sales and cause us to lose customers.

We do not have long-term contracts with our suppliers and could face disruptions in our supply of products.

     We purchase products from a network of suppliers, wholesalers, brokers and distributors. We do not have long term or exclusive contracts with these suppliers. The loss of any of our suppliers could cause disruptions in our supply of products and harm our business. We purchase a number of top brands and high volume items directly from manufacturers and may increase our use of direct suppliers as our product volumes increase with additional customer fulfillment centers. We also utilize premium specialty suppliers and local sources for gourmet foods, traditional and organic produce, bakery items, fish and meats and floral products. From time to time, we may experience difficulty in obtaining sufficient product allocations from a key vendor. In addition, our key vendors may establish their own online retailing efforts, which may impact our ability to obtain sufficient product allocations from these vendors. Many of our key vendors also supply products to the retail grocery industry and our online competitors. If we are unable to obtain sufficient quantities of products in a timely fashion from our key vendors to meet customer demand, our business would suffer.

The loss of the services of one or more of our key personnel could seriously harm our business.

     The loss of the services of one or more of our key personnel, including Mary Alice Taylor, our chairman and chief executive officer, and J. Terrence Drayton, our president, could seriously harm our business. We depend on the continued services and performance of our senior management and other key personnel. In addition, Mr. Drayton and Ken Deering, our vice president of Storefront, are Canadian citizens who hold visas to work in the United States. If the Immigration and Naturalization Service were to deny a renewal of either of these visas and we were to lose the services of either of these officers, our business could suffer.

We may not be able to hire and retain qualified employees necessary to support our business, which would threaten our future growth.

     Our future success depends upon attracting and retaining the continued service of our executive officers, delivery persons, and other key software development, merchandising, marketing and support personnel. Our relationships with all of our employees are at will. Additionally, there are low levels of unemployment in the Seattle, Portland, and Orange County/Los Angeles areas, as well as in many of the regions in which we plan to operate. These low levels of unemployment have led to upward pressure on wage rates, which can make it more difficult and costly for us to attract and retain qualified employees. The failure to attract and retain qualified employees, could adversely affect our business.

Several key members of our management team have only recently joined us and if they are not successfully integrated into our business or fail to work together as a management team, our business will suffer.

     Several key members of our management team have joined us since September 1, 1999, including Mary Alice Taylor, our chairman and chief executive officer, Daniel R. Lee, our senior vice president and chief financial officer, Rex L. Carter, our senior vice president of systems development & technology, Corwin J. Karaffa, our senior vice president of operations, David A. Pace, our senior vice president of people capability, and Kristin H. Stred, our senior vice president, general counsel and secretary. If we do not effectively integrate these executives and key personnel into our business, or if they do not work together with existing personnel as a management team to enable us to implement our business strategy, our business will suffer.

We may not be able to obtain required licenses or permits for the sale of alcohol in a cost-effective manner or at all, which would hurt our sales and profitability.

     For first quarter of fiscal 2000, sales of alcohol accounted for approximately 2% of our sales. We will be required to obtain state, and in some cases county and municipal, licenses and permits for the sale and delivery of alcohol in new markets. Some jurisdictions do not allow companies such as ours to sell alcohol. We cannot assure you that we will be able to obtain any or all required permits or licenses in a timely manner, or at all. We may be forced to incur substantial costs and experience significant delays in obtaining these permits or licenses. In addition, the U.S. Congress is considering enacting legislation, which would restrict the interstate sale of alcoholic beverages over the Internet. Changes to existing laws or our inability to obtain required permits or licenses could prevent us from selling alcohol in one or more of our geographic markets or in a portion of those markets. In those locations where we cannot obtain alcohol permits or licenses, we will be unable to sell these items and will lose an opportunity to increase revenue.

We are required to verify the age of purchasers of our alcohol and tobacco products and the failure to do so may have a negative impact on our reputation and make us vulnerable to liability claims.

     We are required to verify the age of purchasers of our alcohol and tobacco products. If our delivery personnel fail to request the proper identification or if false identification cards are presented by the purchaser, we could face substantial penalties and legal liability for sales of alcohol and tobacco products to underage persons. Any inquiry or investigation from a regulatory authority could have a negative impact on our reputation and any liability claims could require us to spend significant time and money in litigation.

We may incur significant costs or experience product availability delays in complying with regulations applicable to the sale of food products, which may hurt our business.

     We are not currently regulated by the U.S. Department of Agriculture, or USDA. Whether the handling of food items in our customer fulfillment centers, such as meat and fish, will subject us to USDA regulation in the future will depend on several factors, including whether we sell food products on a wholesale basis or whether we obtain food products from non-USDA inspected facilities. In the future the USDA may require costly changes to our food handling operations. We are also required to comply with local health regulations concerning the preparation and packaging of any prepared food items, such as deli salads that we prepare on site. Applicable federal, state or local regulations may cause us to incur substantial compliance costs or delay the availability of items at one or more of our customer fulfillment centers. In addition, any inquiry or investigation from a food regulatory authority could have a negative impact on our reputation. The occurrence of any of these events could delay or impair our expansion plans and could cause us to lose customers.

Intellectual property claims can be costly and could result in the loss of significant rights.

     Intellectual property rights are becoming increasingly important to us and other e-commerce retailers. Many companies are devoting significant resources to developing patents that could affect many aspects of our business. Other parties may assert infringement or unfair competition claims against us that could relate to any aspect of our technologies, business processes or other intellectual property. We cannot predict whether third parties will assert claims of infringement against us, the subject matter of any of these claims, or whether these assertions or prosecutions will harm our business. If we are forced to defend ourselves against any of these claims, whether they are with or without merit or are determined in our favor, or defend our intellectual property by bringing lawsuits, then we may experience diversion of technical and management attention, an inability to use our current web site technology or other intellectual property or product shipment delays. As a result of a dispute, we may have to develop non-infringing technology or enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may be unavailable on terms acceptable to us, or at all. If there is a successful claim of infringement against us and we are unable to develop non-infringing technology or license the infringed or similar technology on a timely basis, our business and competitive position may be hurt.

We may face product claims that create liability and adverse publicity.

     Grocery and other related products can contain contaminants due to inherent defects in the products or improper storage or handling. If any of the products that we sell causes harm to any of our customers, we could be vulnerable to product liability lawsuits. If we are found liable under a product liability claim, or even if we successfully defend ourselves against this type of a claim, we could be forced to spend a substantial amount of money in litigation expenses, our reputation could suffer and customers may substantially reduce their orders or stop ordering from us.

If the protection of our patents, trademarks and proprietary rights is inadequate, our business may be seriously harmed.

     We regard patents, copyrights, service marks, trademarks, trade secrets and similar intellectual property as important to our success. We rely on patent, trademark and copyright law, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our proprietary rights; however, the steps we take to protect our proprietary rights may be inadequate and legal means afford only limited protection. For example, our confidentiality and license agreements may be unenforceable in some jurisdictions and, as a result, offer no protection of our proprietary rights. In addition, traditional legal protections may not be applicable in the Internet context. Because our business and technology have developed rapidly since our incorporation, the ownership of proprietary rights in our technology may be subject to uncertainty. Our failure to protect our proprietary rights could materially harm our business and competitive position.

     We currently have no patents. On January 10, 2000, we filed three provisional patent applications with the U.S. Patent and Trademark Office. From time to time, we may decide to file additional patent applications relating to aspects of our proprietary technology. Other parties may independently develop similar or competing technology or design around any patents that may be issued to us. We cannot assure you that any of our pending provisional patent applications will be approved, that any issued patents will protect our intellectual property or that any issued patents will not be challenged by third parties.

We may not be able to protect our domain names against all infringers, which could decrease the value of our brand name and proprietary rights.

     We currently own the Internet domain name "homegrocer.com," as well as various other related names. Domain names generally are regulated by Internet regulatory bodies. The regulation of domain names in the United States and in foreign countries is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. The relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we could be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our brand name, trademarks and other proprietary rights.

Future sales of our common stock may cause our stock price to decline.

     If our shareholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decline. As of April 1, 2000, we have 128,237,462 shares of outstanding common stock of which 12.2 million are restricted. Of these shares, 22,000,000 were sold as part of our March 10, 2000 initial public offering ("IPO") and the majority are freely tradable, without restriction, in the public market.

     We agreed not to sell any shares of common stock for period of 180 days following our IPO without the consent of Morgan Stanley & Co. Incorporated. We have no agreement with Morgan Stanley for a waiver of this restriction. However, Morgan Stanley may, in its discretion, release us from the agreement. In some cases underwriters have agreed to waive lock-up restrictions when a company's stock has performed well and market conditions are favorable, in order to allow a follow-on offering of common stock. Any decision by Morgan Stanley to waive the lock-up restrictions would depend on a number of factors including market conditions, the performance of our common stock in the market and our financial condition at that time. If Morgan Stanley were to waive the lock-up restrictions prior to the expiration of the 180 day period, and we were to sell additional shares of common stock to the public, the market price of our common stock could decline.

     Each of our officers, directors and most of our shareholders have entered into lock-up agreements generally providing that they will not sell or otherwise dispose of or transfer any of our common stock or other securities for the period of 180 days after our IPO without the consent of Morgan Stanley. However, Morgan Stanley has agreed that if the reported last sale price of the common stock on the Nasdaq National Market is at least twice the initial public offering price per share for 20 of the 30 trading days ending on the last trading day preceding the 90th day after the date of this prospectus, 25% of the shares of our common stock that are held by our employees who are not officers or directors of HomeGrocer.com, or a total of approximately 418,492 shares, subject to this 180-day restriction will be released from the restriction.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk -
-------------------------------------------------------------------

     We maintain a short-term investment portfolio consisting of commercial paper with maturities of three months or less. Such securities are subject to interest rate risk and will rise and fall in value if market interest rates change. The extent of this risk is not quantifiable or predictable due to the variability of future interest rates.

     Our restricted cash is invested in certificates of deposit. There is inherent risk in these instruments as they mature and are immediately renewed at current market rates. The extent of this risk is not quantifiable or predictable due to the variability of future interest rates.

     We believe that the market risk arising from our holdings of financial instruments is not material.

     The following table provides information about our investment portfolio, restricted cash, capital lease obligations and long-term debt as of April 1, 2000, principal cash flows and related weighted average interest rates by expected maturity dates.

                                                             Year of Maturity
                                       ----------------------------------------------------------------    Total
                                                                                                After     Carrying
                                           2000       2001       2002       2003       2004      2004      Value
                                       ----------------------------------------------------------------------------
                                                                (dollars in thousands)
 Cash and equivalents                  $257,144          -          -          -          -          -     $257,144
  Average interest rate                     6.0%         -          -          -          -          -          6.0%
 Restricted certificates of            $ 11,315     $4,772          -          -          -          -     $ 16,087
  deposit
  Average interest rate                     6.0%       6.7%         -          -          -          -          6.2%
 Capital lease obligations             $  2,870     $4,223     $4,271     $3,663     $2,534     $9,350     $ 26,911
  Average interest rate                     9.0%       9.0%       8.9%       8.7%       7.6%       7.6%         8.4%
 Long-term debt                        $  2,980     $3,814     $3,874     $  323          -          -     $ 10,991
  Average interest rate                    10.6%      10.8%      10.9%      11.0%         -          -         10.8%

PART II - OTHER INFORMATION:
---------------------------

Item 1 - Legal Proceedings -
--------------------------

     On January 7, 2000, a personal injury action was filed against us in the Superior Court of California for Orange County. The plaintiffs are seeking compensatory damages in the amount of approximately $3.2 million plus loss of earnings and future earning capacity resulting from a motor vehicle accident involving one of our delivery trucks. We believe our insurance policies will cover us for damages, if any, awarded to plaintiffs.

     On February 28, 2000, CNA Industrial Engineering, Inc. filed suit against HomeGrocer.com in Superior Court of Washington for King County to collect $473,000, which it claims it is owed for consulting, design and installation services. We dispute the amount claimed and intend to vigorously defend the lawsuit.


Item 2 - Changes in Securities and Use of Proceeds -
--------------------------------------------------

     (a)  Not applicable.

     (b)  Not applicable.

     (c)  Sales of Unregistered Securities During the Quarter

     During the quarter ended April 1, 2000, we issued an aggregate of 1,463,693 shares of our common stock with a weighted average purchase price of $1.57 per share to employees upon the exercise of stock options pursuant to our 1997 Stock Incentive Compensation Plan.

     During the quarter ended April 1, 2000, we issued an aggregate of 2,015,666 shares of common stock with a weighted average purchase price of $0.43 per share upon exercise of common stock warrants.

     The issuances of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) and Regulation D as transactions by an issuer not involving any public offering. In addition, issuances pursuant to the exercise of stock options were deemed exempt from registration under the Securities Act in reliance upon Rule 701 promulgated under the Securities Act. The recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in such transactions. All recipients had adequate access, through their relationships with the Company, to information about HomeGrocer.com.

     (d)  Use of Proceeds

     On March 9, 2000, our Registration Statement on Form S-1 (File No. 333-93015) became effective. The offering has been terminated as the 22.0 million shares being offered were sold and the underwriters' over-allotment option to purchase an additional 3.3 million shares has expired. The managing underwriters were Morgan Stanley Dean Witter and Donaldson, Lufkin & Jenrette. The aggregate proceeds of the shares offered and sold was $264.0 million. After accounting for $18.5 million in underwriting discounts and $2.0 million of other issuance costs, we received proceeds of approximately $243.5 million.

     We expect to use the proceeds of the offering to fund our operations and expansion. We also intend to use a portion to pay our current obligations to America Online and Amazon.com pursuant to our advertising agreements. David Risher, one of our directors, is senior vice president of product development at Amazon.com.

     Other than the payments to Amazon.com, none of the net proceeds of our initial public offering were paid directly or indirectly to any director, officer or general partner of HomeGrocer.com, person owning 10% or more of any class of equity securities of HomeGrocer.com or any affiliate of HomeGrocer.com.

Item 4 - Submission of Matters to a Vote of Security Holders -
------------------------------------------------------------

     During the quarter ended April 1, 2000, the following matters were submitted to a vote of the shareholders of HomeGrocer.com:

     1. Effective February 25, 2000, prior to the Company's initial public offering, the shareholders of HomeGrocer.com acting by written consent, approved the Company's reincorporation from the state of Delaware to the state of Washington by means of a merger of the Company with and into a wholly-owned Washington subsidiary ("HomeGrocer-Washington"), which also constituted approval of (i) the exchange of shares of HomeGrocer-Delaware capital stock for shares of HomeGrocer-Washington capital stock on a one-for-one basis, (ii) the execution of indemnification agreements between HomeGrocer.com- Washington and each of its officers and directors, (iii) the HomeGrocer-Washington's charter documents and (iv) the Agreement and Plan of Merger. Shareholders holding 87% of the shares (on an as if converted into common stock basis) outstanding at December 31, 1999 consented to the foregoing.

     2. Effective February 25, 2000, prior to the Company's initial public offering, the shareholders of HomeGrocer.com, acting by written consent, approved the 1999 Stock Incentive Plan and the reservation of 12,500,000 shares of the Company's Common Stock for issuance thereunder, plus an annual increase in shares for issuance under the 1999 Stock Incentive Plan in each of fiscal years 2001, 2002, 2003, 2004 and 2005 of the lesser of 2,500,000 shares of the Company's Common Stock or 2.5% of the outstanding shares of the Company's Common Stock on the last day of the preceding fiscal year. Shareholders holding 87% of the shares (on an as if converted into common stock basis) outstanding at December 31, 1999 consented to the foregoing.

     3. Effective February 25, 2000, prior to the Company's initial public offering, the shareholders of HomeGrocer.com acting by written consent, approved the 1999 Director's Stock Option Plan and the reservation of 500,000 shares of the Company's Common Stock for issuance thereunder. Shareholders holding 87% of the shares (on an as if converted into common stock basis) outstanding at December 31, 1999 consented to the foregoing.

     4. Effective February 25, 2000, prior to the Company's initial public offering, the shareholders of HomeGrocer.com acting by written consent, approved the 1999 Employee Stock Purchase Plan and the reservation of 3,000,000 shares of the Company's Common Stock for issuance thereunder, plus an annual increase in shares for issuance under the 1999 Employee Stock Purchase Plan in each of fiscal years 2001, 2002, 2003, 2004 and 2005 of the lesser of 500,000 shares of the Company's Common Stock or 0.5% of the outstanding shares of the Company's Common Stock on the last day of the preceding fiscal year. Shareholders holding 87% of the shares (on an as if converted into common stock basis) outstanding at December 31, 1999 consented to the foregoing.

     5. Effective February 25, 2000, prior to the Company's initial public offering, the shareholders of HomeGrocer.com acting by written consent, approved the Second

     Amended and Restated Articles of Incorporation of HomeGrocer-Washington, to be put into effect immediately after the closing of the proposed initial public offering of the Company's Common Stock. Shareholders holding 87% of the shares (on an as if converted into common stock basis) outstanding at December 31, 1999 consented to the foregoing.


Item 5 - Other Information -
--------------------------

     Subsequent to the end of the quarter, on May 5, 2000, J. Terrence Drayton, President, began a sabbatical from his day-to-day operating duties. He remains on the Board of Directors and plans to return to his active position on September 5, 2000. In the interim, Mary Alice Taylor, Chairman and CEO, and Cor Karaffa, Senior Vice President - Operations, will perform Mr. Drayton's duties.

Item 6 - Exhibits and Reports on Form 8-K -
-----------------------------------------

     (a)  Exhibits filed with this Form 10-Q are as follows:


     3.1  Second Amended and Restated Articles of Incorporation of
          HomeGrocer.com
    10.1 Subordinated Promissory Note dated February 11, 2000, between HomeGrocer.com and Comdisco, Inc.
    10.2  First Amendment dated February 29, 2000, to the Facility Lease between HomeGrocer.com, as lessee, and Exposition Property Associates, LLC.
    10.3 Facility Lease dated February 25, 2000, between HomeGrocer.com, as lessee, and TransDulles Center, Inc.
    10.4 Facility Lease dated March 23, 2000, between HomeGrocer.com, as lessee, and Opus Northwest, L.L.C.
    10.5 Facility lease dated March 31, 2000, between HomeGrocer.com, as lessee, and 3 Plus Limited Partnership.
    10.6 Facility Lease dated April 14, 2000, between HomeGrocer.com, as lessee, and Connecticut General Life Insurance Company.
    10.7  Facility Lease dated April 3, 2000, between HomeGrocer.com, as lessee, and Bellevue Hines Development, L.L.C.
    27.1  Financial Data Schedule.
--------------------

     (b) No reports on Form 8-K were filed during the first quarter of fiscal 2000.

SIGNATURES:
----------

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              HOMEGROCER.COM
                              --------------
                              Registrant



May 10, 2000                  /s/ Mary Alice Taylor
                              ------------------------------------
Date                          Mary Alice Taylor
                              Chairman and Chief Executive Officer


May 10, 2000                  /s/ Daniel R. Lee
                              ------------------------------------
Date                          Daniel R. Lee
                              Senior Vice President and
                              Chief Financial Officer

                                 EXHIBIT INDEX

     3.1  Second Amended and Restated Articles of Incorporation of
          HomeGrocer.com
    10.1 Subordinated Promissory Note dated February 11, 2000, between HomeGrocer.com and Comdisco, Inc.
    10.2 First Amendment dated February 29, 2000, to the Facility Lease between HomeGrocer.com, as lessee, and Exposition Property Associates, LLC.
    10.3 Facility Lease dated February 25, 2000, between HomeGrocer.com, as lessee, and TransDulles Center, Inc.
    10.4 Facility Lease dated March 23, 2000, between HomeGrocer.com, as lessee, and Opus Northwest, L.L.C.
    10.5 Facility lease dated March 31, 2000, between HomeGrocer.com, as lessee, and 3 Plus Limited Partnership.
    10.6 Facility Lease dated April 14, 2000, between HomeGrocer.com, as lessee, and Connecticut General Life Insurance Company.
    10.7 Facility Lease dated April 3, 2000, between HomeGrocer.com, as lessee, and Bellevue Hines Development, L.L.C.
    27.1  Financial Data Schedule.