Form 10-Q
period 2000-07-01
HOMEGROCER COM INC
filed 2000-07-26
CIK 1100408

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended July 1, 2000

                                      OR
[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________


                       Commission file number 000-29789
                                              ---------

                             HomeGrocer.com, Inc.
                             -------------------
            (Exact name of registrant as specified in its charter)


           Washington                               91-1863408
           ----------                               ----------
 (State or other jurisdiction of        (IRS Employer Identification No.)
 incorporation or organization)


                 10230 N.E. Points Drive Kirkland, WA 98033
                 ------------------------------------------
                   (Address of principal executive offices)


                                (425) 201-7500
                                --------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X No __
                                        ---

The registrant had 128,043,971 shares of common stock, without par value, outstanding at July 1, 2000.

                              HomeGrocer.com, Inc.

                               INDEX TO FORM 10-Q

                                                                         PAGE
                                                                         ----
PART I - FINANCIAL INFORMATION.......................................      3

     ITEM 1 - FINANCIAL STATEMENTS...................................      3

          Balance Sheets.............................................      3

          Statements of Operations...................................      4

          Statements of Cash Flows...................................      5

          Notes to Unaudited Financial Statements....................      6


     ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS...................      8

     ITEM 3 -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
               RISK..................................................     23

PART II - OTHER INFORMATION..........................................     24

     ITEM 1 -  LEGAL PROCEEDINGS.....................................     24

     ITEM 5 -  Other Information.....................................     24

     ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K......................     24

SIGNATURES  .........................................................     25

PART I - FINANCIAL INFORMATION:
------------------------------

Item 1 - Financial Statements -
-----------------------------

                             HomeGrocer.com, Inc.
                                Balance Sheets
                     (in thousands, except share amounts)

                                                                                July 1,          January 1,
                                                                                 2000              2000
                                                                           ---------------    --------------
Assets                                                                        (Unaudited)
Current assets:
Cash and cash equivalents                                                        $ 158,571         $  39,806
Marketable securities                                                                    0            37,762
Inventories                                                                          6,890             2,555
Prepaid expenses and other current assets                                           16,373             3,032
                                                                           ---------------    --------------
  Total current assets                                                             181,834            83,155

Fixed assets, net                                                                  126,619            52,066
Deposits and other long-term assets                                                  6,742             3,776
Restricted cash                                                                     20,304             7,932
                                                                           ---------------    --------------
  Total assets                                                                   $ 335,499         $ 146,929
                                                                           ===============    ==============

Liabilities & Shareholders' Equity
Current liabilities:
Accounts payable                                                                 $   4,315         $   4,396
Accrued liabilities                                                                 12,896             4,856
Accrued compensation and related liabilities                                         9,190             3,249
Current portion of capital lease obligations                                         4,005             3,081
Current portion of long-term debt                                                    3,934               980
                                                                           ---------------    --------------
  Total current liabilities                                                         34,340            16,562

Capital lease obligations, less current portion                                     22,013            17,041
Long-term debt, less current portion                                                 6,259               749
Other long-term liabilities                                                          1,259               430
                                                                           ---------------    --------------
  Total liabilities                                                                 63,871            34,782

Commitments and contingencies

Shareholders' equity:
Convertible preferred stock, no par value:
10,000,000 and 78,357,142 shares authorized as of
     July 1, 2000 and January 1, 2000:
     Issued and outstanding shares -- none and
     73,206,738 as of July 1, 2000 and January 1, 2000,
     respectively                                                                                    170,047
Common stock, no par value:
1,000,000,000 and 130,000,000 shares authorized as of
     July 1, 2000 and January 1, 2000:
     Issued and outstanding shares -- 128,043,971
     and 29,605,536 as of July 1, 2000 and January 1, 2000,
     respectively                                                                  501,800            80,207
Notes receivable from officers for common stock                                     (3,231)          ( 3,231)
Deferred stock compensation                                                        (31,744)         ( 41,619)
Accumulated other comprehensive loss                                                   (88)                0
Accumulated deficit                                                               (195,109)         ( 93,257)
                                                                           ---------------    --------------
  Total shareholders' equity                                                       271,628           112,147
                                                                           ---------------    --------------
  Total liabilities & shareholders' equity                                       $ 335,499         $ 146,929
                                                                           ===============    ==============

              See accompanying notes to the financial statements.

                             HomeGrocer.com, Inc.
                           Statements of Operations
              (in thousands, except share and per share amounts)

                                                           13 Weeks          13 Weeks              26 Weeks             26 Weeks
                                                             Ended             Ended                 Ended                Ended
                                                            July 1,           July 3,               July 1,              July 3,
                                                             2000              1999                  2000                 1999
                                                        ------------       ------------           -----------         -------------
                                                         (Unaudited)        (Unaudited)           (Unaudited)          (Unaudited)
Net sales                                               $     29,793        $     3,442           $    51,008           $     5,220

Cost of merchandise sold                                      22,312              2,807                39,827                 4,294
Customer fulfillment center expenses                          22,496              2,145                40,140                 3,389
Marketing expenses                                            15,729              1,353                21,317                 2,088
Technology operations and development expenses                 8,114              2,130                14,580                 3,218
Preopening expenses                                            5,364                256                 7,379                   256
General & administrative expenses                              9,329              1,779                17,640                 2,603
Merger expenses                                                1,487                  0                 1,487                     0
Stock-based compensation expense                               6,719                714                14,862                   822
                                                        ------------       ------------           -----------          ------------
Loss from operations                                         (61,757)            (7,742)             (106,224)              (11,450)

Interest expense                                                (334)              (130)                 (997)                 (151)
Interest income                                                3,663                352                 5,351                   356
Other income/(expense)                                            41               (125)                   18                  (124)
                                                        ------------       ------------           -----------          ------------

   Net loss                                                 ($58,387)           ($7,645)            ($101,852)             ($11,369)
                                                        ============       ============           ===========          ============


Basic and diluted net loss per share                          ($0.50)            ($0.52)               ($1.26)               ($0.85)
                                                        ============       ============           ===========          ============

Weighted average shares outstanding used to
   compute basic and diluted net loss per share          116,399,865         14,571,046            80,538,749            13,375,947
                                                        ============       ============           ===========          ============

              See accompanying notes to the financial statements.

                             HomeGrocer.com, Inc.
                           Statements of Cash Flows
                                (in thousands)

                                                                                                    26 Weeks            26 Weeks
                                                                                                      Ended               Ended
                                                                                                      July 1,             July 3,
                                                                                                       2000                1999
                                                                                               -----------------------------------
                                                                                                   (Unaudited)          (Unaudited)
Operating Activities:
      Net loss                                                                                      ($101,852)            ($11,369)
      Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation                                                                                    8,144                  318
        Amortization                                                                                      120                    0
        Stock-based compensation expense                                                               14,862                  627
        Stock options issued for services                                                                   0                  195
      Changes in operating assets and liabilities:
        Prepaid expenses and other current assets                                                     (13,341)                (567)
        Inventories                                                                                    (4,335)                (279)
        Accounts payable                                                                                  (81)               1,248
        Accrued liabilities                                                                             8,429                  345
        Accrued compensation and related liabilities                                                    5,552                  560
                                                                                         -----------------------------------------
           Net cash used in operating activities                                                      (82,502)              (8,922)

Investing Activities:
        Purchases of fixed assets                                                                     (75,195)              (2,840)
        Sales and maturities of marketable securities                                                  37,762                    0
        Deposits and other long-term                                                                   (2,257)                (415)
        Restricted cash                                                                               (12,372)              (2,250)
                                                                                         -----------------------------------------
           Net cash used in investing activities                                                      (52,062)              (5,505)

Financing Activities:
        Net proceeds from sale of preferred stock --  Series C                                              0               52,350
        Proceeds from initial public offering                                                         243,503                    0
        Proceeds from exercise of stock options                                                         2,303                  942
        Proceeds from exercise of warrants                                                                877                    0
        Repurchase of common stock                                                                       (124)                   0
        Proceeds from long-term debt                                                                   10,000                2,121
        Repayments of long-term debt                                                                   (1,536)                   0
        Repayments of capital lease obligations                                                        (1,694)                (125)
                                                                                         -----------------------------------------
           Net cash provided by financing activities                                                  253,329               55,288
                                                                                         -----------------------------------------
Net increase in cash and equivalents                                                                  118,765               40,861
Cash and equivalents, beginning of period                                                              39,806                1,084
                                                                                         -----------------------------------------
Cash and equivalents, end of period                                                                $  158,571            $  41,945
                                                                                         =========================================

Supplemental Cash Flow Information:
Cash paid during the period for interest                                                           $    1,505            $     158

Noncash Financing and Investing Activities:
Fixed assets acquired through capital lease arrangements                                           $    7,561            $   2,054

              See accompanying notes to the financial statements.

HOMEGROCER.COM
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

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

The Company reports on a 52/53-week fiscal year basis that ends on the Saturday nearest December 31. The quarters ended July 1, 2000 and July 3, 1999 were 13-week quarters.

2.  Description of Business

HomeGrocer.com, Inc. (the "Company") is an Internet retailer of grocery and other consumer products. The Company operates its own distribution system providing next-day delivery of products within a customer-designated delivery period. The Company began delivering groceries to the Seattle area from its first customer fulfillment center ("CFC") located in Bellevue, Washington in June 1998. As of July 1, 2000, the Company was delivering groceries from eight CFCs serving the Seattle, Washington; Portland, Oregon; Orange County, Los Angeles and San Diego, California; and Dallas, Texas areas.

3.  Agreement to Merge with Webvan Group, Inc.

On June 25, 2000, the Company entered into a definitive merger agreement with Webvan Group, Inc. The merger is expected to close late in the third quarter or early in the fourth quarter of fiscal 2000 upon satisfaction of customary closing conditions and receipt of governmental and shareholder approvals.
Under the terms of the agreement, HomeGrocer.com shareholders will receive
1.07605 shares of Webvan common stock in exchange for each share of HomeGrocer.com common stock. Outstanding stock options and warrants to purchase shares of HomeGrocer.com stock will be converted to options and warrants to purchase shares of Webvan common stock at the same exchange ratio. Webvan intends to account for the merger as a purchase transaction.

4.  Recent Accounting Pronouncements

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (FIN
44), that clarifies guidance for certain issues related to the application of APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The adoption of FIN 44 by the Company on July 1, 2000 had no impact on the Company's operating results or financial position. The Company does not expect that FIN 44 will impact the way it accounts for its equity instruments in the future.

In May 2000, the Emerging Issues Task Force reached a consensus on Issue 00-14, Accounting for Certain Sales Incentives. The Issue addresses the accounting for sales incentives offered by vendors without charge to customers that can be used in a single exchange transaction. The consensus is required to be adopted prospectively in the first fiscal quarter beginning after May 18, 2000. We believe that our historical and existing accounting procedures for free product and sales discounts are already in accordance with Issue 00-14.

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

                                          --------------------------------------------------------------
                                                  13 Weeks Ended                      26 Weeks Ended
                                          --------------------------------------------------------------
                                             July 1,            July 3,            July 1,        July 3,
                                               2000               1999               2000           1999
                                          --------------------------------------------------------------
                                                  (in thousands, except share and per share amounts)
Numerator:
 Net loss                                      ($58,387)       ($7,645)         ($101,582)      ($11,369)
                                          ==============================================================

Denominator:
 Weighted average shares outstanding        128,087,015     15,819,761         92,352,347     14,386,983
 Less: Weighted average shares subject
  to repurchase                              11,687,150      1,248,715         11,813,598      1,011,036
                                          --------------------------------------------------------------
 Denominator for basic and diluted          116,399,895     14,571,046         80,538,749     13,375,947
                                          ==============================================================
Net loss per share:
 Basic and diluted                               ($0.50)        ($0.52)            ($1.26)        ($0.85)

  At July 1, 2000, 21,592,708 shares of common stock subject to repurchase, stock options and warrants were excluded from the computation of actual diluted loss per share, as their impact was anti-dilutive. If the Company had reported net income, the calculation of earnings per share would have included the dilutive effect of these common stock equivalents using the treasury stock method.

6.  Comprehensive Net Loss

Comprehensive net loss, as defined by accounting and reporting standards, consists of the Company's net loss as reported and any unrealized gains or losses on cash equivalents and investments. During the second quarter, the Company recorded $4,000 of unrealized gains on its cash equivalents bringing the Company's accumulated other comprehensive loss to $88,000. There were no items of other comprehensive income or loss in the prior year.

7.  Commitments and Contingencies

As of July 1, 2000, the Company had capitalized approximately $21.4 million consisting primarily of construction costs, prepaid rent and deposits for
unopened sites.   As of that date, the Company also had construction and related commitments related to unopened sites totaling approximately $19.0 million.

As of July 1, 2000, the Company had signed agreements to acquire additional delivery vehicles with an estimated cost of $15.9 million. In addition, the Company has executed leases for operating facilities and office space with future minimum lease commitments totaling $204.0 million.

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

     HomeGrocer.com's business and financial performance are subject to substantial risks and uncertainties. In evaluating our business, you should carefully consider various factors that might cause actual results to differ materially from stated expectations. These risks include, among others, that there is no certainty that the proposed merger with Webvan Group will be consummated; that our ability to raise capital and achieve our expansion plans may be adversely impacted by market conditions; our ability to build strong brand identity and customer loyalty may require additional marketing expenditures; and the risk that our customer fulfillment center ("CFC") and delivery service model may not be readily or cost-effectively replicable in additional geographic markets. These and other risks are described in detail in this Form 10-Q and in our Registration Statement on Form S-1 (File No. 333-93015).

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

     We commercially launched our storefront at www.homegrocer.com and began delivering groceries to the Seattle area from our Bellevue, Washington customer fulfillment center in June 1998. We currently serve customers in several additional areas: Portland, Oregon since May 1999; Orange County and Los Angeles, California since September 1999; Dallas, Texas since May 2000; and San Diego, California since May 2000.

     The Company recently decided to conserve capital by postponing its planned openings in Atlanta, Chicago and Washington D.C. until some or all of its existing operations become profitable or the capital markets for the Company improve. As of July 1, 2000, the Company had $158.6 million of unrestricted cash and securities.

Merger with Webvan Group, Inc.

     On June 25, 2000, we entered into a definitive merger agreement with Webvan Group, Inc. The merger is expected to close late in the third quarter or early in the fourth quarter of fiscal 2000 upon satisfaction of customary closing conditions and receipt of governmental and shareholder approvals. Under the terms of the agreement, HomeGrocer.com shareholders will receive 1.07605 shares of Webvan common stock in exchange for each share of HomeGrocer.com common stock. Outstanding stock options and warrants to purchase shares of HomeGrocer.com common stock will be converted to options and warrants to purchase shares of Webvan common stock at the same exchange ratio. Webvan intends to account for the merger as a purchase transaction.

Results of Operations

Comparison of the 13 Weeks Ended July 1, 2000 and July 3, 1999

  Net Sales.   On April 26, 2000 we opened our fourth customer fulfillment center in the Orange County/Los Angeles area. We then introduced our service in the Dallas, Texas market on May 12, 2000 and in the San Diego, California market on May 31, 2000. Due primarily to these openings, our sales, net of returns and promotional discounts, increased to $29.8 million for the second quarter of fiscal 2000 from $21.2 million in the first quarter of fiscal 2000. This compared to only $3.4 million in the second quarter of fiscal 1999. On average, we delivered 3,170 orders per day in the second quarter, as compared to 2,283 and 426 orders in the first quarter of fiscal 2000 and second quarter of fiscal 1999, respectively. The average order size for the Company increased to $103 in the second quarter of fiscal 2000, as compared to $102 and $96 in the first quarter of fiscal 2000 and second quarter of fiscal 1999, respectively. Our repeat customers accounted for 74% of total orders in the second quarter of fiscal 2000, as compared to 77% of total first quarter orders. A "repeat customer" is defined as a person who has ordered with us previously. The decrease in the repeat customer percentage reflects the impact of introducing our service in new markets, where virtually everyone is a new customer.

  Gross Profit. Our cost of sales consists of the cost of merchandise sold or provided to customers, including inbound freight costs. Gross profit (which is our net sales less the cost of merchandise sold) increased to $7.5 million for the second quarter of fiscal 2000 from $3.7 million in the first quarter of fiscal 2000 and $635,000 in the second quarter of fiscal 1999, respectively. As a percentage of net sales, gross profit increased to 25.1% in the second quarter of fiscal 2000 from 17.4% in the first quarter of fiscal 2000 and 18.4% in the second quarter of fiscal 1999, respectively. The improvement in gross profit is due largely to buying efficiencies, reduced levels of shrink and pricing adjustments.

  To promote the HomeGrocer.com brand and establish customer loyalty, we will typically offer customers free product or a sales discount on their first or second order. For example, we have previously given our customers a free bag of produce with their first order, waived the delivery fee for any sized first order, and then offered $10 off the customer's second order. The costs of the free produce bag and similar promotions are included in the cost of merchandise sold. Sales discounts and promotions reduce gross sales to net sales and therefore affect the gross margin percentage. We recently began a promotion for the summer period offering a $20 discount on a first order of $50 or more. Based on previous consumer testing of this promotion, we expect this promotion to attract new customers during the summer season. Since the cost of such promotions is deducted from gross sales to achieve net sales rather than being considered a marketing expense, the Company's gross margin as a percentage of net sales may be negatively affected.

  Customer Fulfillment Expenses.   Our customer fulfillment expenses include the
wages and benefits of our delivery drivers, personal shoppers, receiving personnel and other operations and administrative staff located at the customer fulfillment center ("CFC"), CFC rent and related facility costs, supplies and credit card fees. CFC expenses increased to $22.5 million for the second quarter of fiscal 2000 from $17.6 million and $2.1 million in the first quarter of fiscal 2000 and the second quarter of fiscal 1999, respectively. The increase in such expenses results from the increase in the number of CFCs delivering to customers.

  Marketing Expenses.   Our marketing expenses increased to $15.7 million for
the second quarter of fiscal 2000 as compared to $5.6 million and $1.4 million in the first quarter of fiscal 2000 and the second quarter of fiscal 1999, respectively. Our marketing programs are designed to strengthen the HomeGrocer.com brand name, encourage trials of our service in our target markets, build customer loyalty, maximize repeat purchases and increase our average order size. The increase in marketing expenses during the second quarter from the first quarter of fiscal 2000 and the second quarter of fiscal 1999 results primarily from the increase in the number of markets we serve and increased ongoing promotional activities in existing markets.

  During the second quarter, America Online, or AOL, began delivering banner ads or other similar promotions to AOL's customers under the interactive marketing agreement we entered into in February 2000. We did not deliver any mailings to Amazon.com customers under our advertising agreement with Amazon.com until subsequent to July 1, 2000. The costs associated with both agreements are being expensed based on the number of impressions or mailings provided in each period, as compared to the total impressions or mailings purchased by the Company through each agreement. In both cases, the cumulative amounts expensed are less than the cumulative cash payments under these agreements. As of July 1, 2000, we have paid $10.0 million to AOL and $1.3 million to Amazon.com under these agreements and have expensed $759,000 under the AOL agreement and nothing under the Amazon.com agreement.

  Technology Operations and Development Expenses.   Technology operations and
development expenses increased to $8.1 million in the second quarter of fiscal 2000 from $6.5 million and $2.1 million in the first quarter of fiscal 2000 and
the second quarter of fiscal 1999, respectively.   The increase results
primarily from an increase in the number of employees developing, enhancing, and maintaining our storefront and other internal operating systems. On April 26, 2000, we launched a new version of our web site, providing shoppers with a more convenient shopping experience. We have also invested heavily to improve the reliability and scalability of our systems. We expect to continue to invest heavily in technology due to the rapidly evolving and competitive environment of e-tailing.

  Preopening Expenses. Preopening expenses represent costs incurred at our CFCs prior to opening and consist primarily of rent and related costs and wages and benefits. Preopening expenses increased to $5.4 million for the second quarter of fiscal 2000 from $2.0 million for first quarter of fiscal 2000. Preopening expenses were $256,000 in the second quarter of fiscal 1999. The increase reflects the execution of the Company's rollout plans during the quarter.

  General and Administrative Expenses. General and administrative expenses were $9.3 million for the second quarter of fiscal 2000 as compared to $8.3 million and $1.8 million in the first quarter of fiscal 2000 and second quarter of fiscal 1999, respectively. Such expenses have increased significantly from the second quarter of the prior year as we built the corporate infrastructure necessary to support our growth plans. General and administrative expenses as a percentage of sales decreased from 39.2% in the first quarter of fiscal 2000 to 31.3% in the second quarter of fiscal 2000. We expect that, as a percentage of net sales, our general and administrative expenses will continue to decrease.

  Merger Expenses. Merger expenses for the second quarter of fiscal 2000 were $1.5 million. There were no comparable expenses in the first quarter of fiscal 2000 or the second quarter of fiscal 1999. The merger expenses result from our proposed merger with Webvan and consist principally of investment banking, legal and accounting fees. We expect that there will be additional merger expenses in future quarters.

  Stock-Based Compensation Expense.   Stock-based compensation expense consists
primarily of the amortization of deferred stock compensation resulting from the grant of stock options or sale of restricted stock at exercise or sale prices subsequently deemed to be less than the fair value of the common stock on the grant or sale date. We recorded total deferred stock-based compensation of $67.7 million for fiscal 1999 and an additional $1.4 million in the first quarter of 2000 in connection with stock options granted and restricted stock sold during the periods. Such deferred compensation was calculated based largely on the Company's initial public offering price and has not been adjusted for subsequent variations in the share price, even though most of such options and restricted stock are subject to multi-year vesting requirements. Further, on May 1, 2000, in order to retain certain existing employees and hire new employees, we granted options to purchase an aggregate of 4,389,400 shares of common stock at $5.00 per share, the closing price of the Company's stock on the previous trading day. The Company's chief executive officer, president and chief financial officer did not receive options as part of the May 1, 2000 grant. On May 1, 2000, the closing price of our common stock was $6.125 per share. Accordingly, because of the increase in our share price on May 1, 2000, we recorded an additional $4.9 million of deferred stock-based compensation during the second quarter.

  Deferred stock-based compensation is being amortized to expense over the vesting periods of the applicable agreements, resulting in amortization of deferred stock-based compensation totaling $6.7 million in the second quarter of fiscal 2000 and $8.2 million and $714,000 in the first quarter of fiscal 2000 and the second quarter of fiscal 1999, respectively. The remaining $31.7 million of deferred stock-based compensation for stock options and restricted stock is expected to be amortized in the amounts of $5.9 million and $4.9 million in third and fourth quarters of fiscal 2000, $13.1 million for fiscal year 2001, $6.0 million for fiscal year 2002, $1.5 million for fiscal year 2003, $234,000 for fiscal year 2004 and $59,000 for fiscal year 2005. Such amortization amounts assume that all vesting periods are completed by all employees; to the extent that unvested options are forfeited by an employee, previously recorded amortization related to the unvested options will be credited to stock-based compensation expense.

  Interest Income.   Interest income increased to $3.7 million for the second
quarter of fiscal 2000 as compared to $1.7 million and $352,000 in the first quarter of fiscal 2000 and the second quarter of fiscal 1999, respectively, as our cash available for investment increased significantly upon receiving the proceeds from our initial public offering in mid-March 2000. Such proceeds are being used to fund our operations and expansion.

  Interest Expense.   Interest expense decreased to $334,000 for the second
quarter of fiscal 2000 from $663,000 in the first quarter of fiscal 2000 and increased from $130,000 in the second quarter of fiscal 1999, respectively. Interest expense results from borrowings to finance purchases of fixed assets and fund operations and expansion. Interest expense related to CFCs under construction is capitalized and such capitalization accounted for the decrease in interest expense from the first quarter of fiscal 2000 to the second quarter of fiscal 2000.

  Income Taxes.   There was no provision or benefit for income taxes for any period since inception due to our absence of taxable income to date.

Comparison of the 26 Weeks Ended July 1, 2000 and July 3, 1999

  Net Sales.   Net sales for the first 26 weeks of fiscal 2000 increased to
$51.0 million from $5.2 million in the comparable prior year period. As of July 1, 2000 we were delivering to consumers from eight CFCs as compared to delivering from two CFCs as of July 3, 1999. Also, sales to consumers in the Seattle and Portland markets increased 357% as compared to the sales in these markets during the comparable prior year period.

  Gross Profit. Gross profit increased to $11.2 million for the first 26 weeks of fiscal 2000 from $926,000 in the comparable prior year period. As a percentage of net sales, gross profit increased to 21.9% in the first 26 weeks of fiscal 2000 from 17.7% in the same prior year period. The improvement in gross profit is due largely to buying efficiencies as well as better inventory controls and pricing and procurement systems.

  Customer Fulfillment Expenses.   CFC expenses increased to $40.1 million for
the first 26 weeks of fiscal 2000 from $3.4 million in the comparable prior year period. The increase in such expenses results from the increase in the number of CFCs delivering to customers.

  Marketing Expenses.   Our marketing expenses increased to $21.3 million for
the first 26 weeks of fiscal 2000 from $2.1 million in the comparable prior year period. The increase in marketing expenses is due to the increase in the number of markets we serve and increased promotional activities in the Seattle and Portland markets. Further, late in fiscal 1999, we began local television advertising to build consumer awareness as well as extensive radio advertising and direct mail programs to attract first-time shoppers.

  Technology Operations and Development Expenses. Technology operations and development expenses increased to $14.6 million for the first 26 weeks of fiscal 2000 from $3.2 million in the comparable prior year period. The increase results primarily from an increase in the number of employees developing, enhancing, and maintaining our storefront and other internal operating systems.

  Preopening Expenses. Preopening expenses increased to $7.4 million for the first 26 weeks of fiscal 2000 from $256,000 in the comparable prior year period. The increase primarily reflects the implementation of the Company's rollout plans.

  General and administrative expenses. General and administrative expenses were $17.6 million for the first 26 weeks of fiscal 2000 as compared to $2.6 million in the comparable prior year period. The significant increase in such expenses results from building the corporate infrastructure necessary to support our increased size and expansion plans.

  Merger Expenses. Merger expenses for the first 26 weeks of fiscal 2000 were $1.5 million. There were no comparable expenses in the comparable prior year period. The merger expenses result from our proposed merger with Webvan and consist principally of investment banking, legal and accounting fees.

  Stock-Based Compensation Expense.   We recorded stock-based compensation of
$14.9 million for the first 26 weeks of fiscal 2000 as compared to $822,000 in the comparable prior year period. The increase in such expense results from additional options granted in the latter half of fiscal 1999 and the first half of fiscal 2000 and increases in the share value used to calculate such expense.

  Interest Income.   Interest income increased to $5.4 million for the first 26 weeks of fiscal 2000 from $356,000 in the comparable prior year period, as our cash available for investment increased significantly upon receiving the proceeds from our initial public offering in mid-March 2000.

  Interest Expense.   Interest expense increased to $997,000 for the first 26
weeks of fiscal 2000 from $151,000 in the comparable prior year period, as a result of interest paid on borrowings to finance purchases of fixed assets and fund operations and expansion.

  Income Taxes.   There was no provision or benefit for income taxes for any period since inception due to our absence of taxable income to date.

Liquidity and Capital Resources

  Prior to our initial public offering, we financed our operations primarily through sales of preferred stock with net cash proceeds of $168.4 million through January 1, 2000. On March 10, 2000, we completed our initial public offering of our common stock, generating net proceeds of $243.5 million.

  Net cash used in operating activities for the first 26 weeks of fiscal 2000 was $82.5 million. In addition, we invested $75.2 million primarily in new customer fulfillment centers and the rollout of our service, including tenant improvements and the purchase of computer and transportation equipment. We also acquired equipment, principally trucks, through capital leases. As of July 1, 2000, we had $158.6 million of unrestricted cash and cash equivalents. As of that date, our principal commitments consisted of minimum lease payments due under operating leases totaling approximately $204.0 million over 15 years, agreements to purchase additional delivery vehicles in fiscal 2000 totaling approximately $15.9 million and approximately $50.0 million and $8.8 million due over four and two years under our marketing agreements with America Online and Amazon.com, respectively. Our lease commitments include amounts related to customer fulfillment centers that we have not yet opened. Our cash needs in future periods will be a function of our operating results, the speed and magnitude of rollout and the terms and availability of leases for real estate and equipment, including trucks.

  We have recently decided to postpone opening additional facilities until some or all of our existing facilities become profitable or until we are able to raise additional capital. By postponing the rollout of our service in additional markets during fiscal 2000, we also reduce the short-term capital required for tenant improvements and additional start-up and marketing costs in new markets and can focus our resources on bringing our current CFCs to profitability.

  We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated needs for working capital and capital expenditures into the first or second quarter of 2001. In the past, the Company has been able to lease much of its transportation equipment on relatively favorable terms. However, changes in the equity markets since the Company's initial public offering on March 10, 2000 may have affected other capital markets as well. The Company may have to, for example, purchase some or all of its transportation equipment, much of which in the past has generally been leased. At July 1, 2000, the Company leased 349 and owned 170 delivery vehicles. In addition, the announcement of the proposed merger with Webvan may have affected the Company's overall ability to raise capital. Our agreement with Webvan, among other restrictions, has limitations on what we can spend on capital improvements and marketing activities without Webvan's approval as well as limits on our ability to issue equity or borrow funds. If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience additional dilution. We cannot be certain that additional financing will be available to us on acceptable terms when required, or at all.


New Accounting Pronouncements

  In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (FIN
44), that clarifies guidance for certain issues related to the application of APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The new guidance under FIN 44 would not have impacted our historical accounting for equity instruments and we do not believe that FIN 44 will have an impact on accounting for future equity instruments.

  In May 2000, the Emerging Issues Task Force reached a consensus on Issue 00-14, Accounting for Certain Sales Incentives. The issue addresses the accounting for sales incentives by vendors without charge to customers that can be used in a single exchange transaction. For example, cash incentives must be recorded as a reduction in revenue. The consensus is required to be adopted prospectively in the first fiscal quarter beginning after May 18, 2000. We believe that our historical and existing accounting procedures for free product and sales discounts are already in accordance with Issue 00-14.

Risk Factors

  There are numerous risks involving any potential investment in HomeGrocer.com. These include the risks enumerated in the Company's Registration Statements on Form S-1 (File No. 333-93015) dated March 9, 2000 and the following:

Failure to Complete the Merger with Webvan Could Negatively Impact Our Stock Price and Future Business Operations.

     If our proposed merger with Webvan is not completed for any reason, HomeGrocer may be subject to a number of material risks, including the following:

     . We may be required to pay Webvan a termination fee of up to $36,000,000;

     . The price of our common stock may decline to the extent that the current market price of our common stock reflects a market assumption that the merger will be completed;

     . Costs incurred by us related to the merger, such as legal and accounting fees as well as a portion of the financial advisor fees, must be paid even if the merger is not completed;

     . Certain benefits that we expect to realize from the merger, such as the enhanced financial and competitive position of the combined company, would not be realized; and

     . During the period before the consummation of the merger, the diversion of the attention of management from our day-to-day business, the scaling back of marketing and capital spending and the unavoidable disruption to our employees and our relationships with customers and suppliers, may make it difficult for us to regain our Company's momentum if the merger does not occur.

We anticipate significant increases in our operating expenses and continuing losses for the foreseeable future.

  We incurred net losses of $101.9 million, or 200% of our revenues, for the first 26 weeks of fiscal 2000. Because all of our customer fulfillment centers have lost money over their first several quarters of operation and none are yet profitable, we anticipate that our net losses for the fiscal year ended December 30, 2000 will be significantly greater than in prior years. As of July 1, 2000, we had an accumulated deficit of $195.1 million. We cannot be certain of the size of the capital commitment we will make and the operating expenses we will incur. If and when the Company enters new markets, we expect the expansion will also include:

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

  A critical part of our business strategy is to expand our business by opening customer fulfillment centers in additional geographic markets at a rapid pace. Our expansion strategy is dependent upon our ability to replicate our customer fulfillment center and delivery service model in a timely and cost-effective manner. Our strategy of using proprietary technology that can be implemented in pre-existing warehouses to quickly open customer fulfillment centers may not be as effective as we anticipate. In addition, our existing customer fulfillment centers have been limited to locations on the west coast and Texas, and we may fail to recognize specific issues associated with expansion beyond these areas. Because our customer fulfillment centers have been operational for a limited period of time, we have not yet demonstrated whether our customer fulfillment centers and delivery service model are in fact readily and cost-effectively replicable for long-term use or across additional markets. If we fail to resume the expansion of our service in new markets in a timely and cost effective manner or if the market fails to accept our new services, we may not generate the revenue we expect, and we could incur substantial additional operating costs.

We will need substantial additional capital to fund our operations and potential expansion, and we cannot be sure that additional financing will be available.

  We require substantial amounts of working capital to fund our business. In addition, the opening of new customer fulfillment centers and the continued development of our order fulfillment and delivery systems would require significant amounts of capital. For example, we anticipate that we will require approximately $6 to $9 million to equip each new customer fulfillment center and approximately $5 to $12 million for brand development, marketing and other promotional activities in each new geographic market. In addition, we would need substantial additional capital to fund growth beyond the initial phase of our expansion or if we encounter unexpected costs in the initial phase of our expansion, such as higher than anticipated real estate, technology or customer acquisition costs. Since our inception, we have experienced negative cash flow from operations and expect to experience significant negative cash flow from operations for the foreseeable future. In the past, we have funded our operating losses and capital expenditures through proceeds from equity offerings, debt financing and equipment leases. Changes in the equity markets since the Company's IPO on March 10, 2000 may have affected the markets for debt financing and equipment leases. We expect to require substantial additional capital. Our future capital needs will be highly dependent on the number and actual cost of additional customer fulfillment centers we open, the timing of openings and the success of our facilities once they are launched. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all. If we are unable to obtain sufficient additional capital when needed, we could be forced to further alter our business strategy, delay or abandon some of our expansion plans or sell assets. Any of these events would have a material adverse effect on our business, financial condition and our ability to reduce losses or generate profits. The Company also recently decided to conserve capital by postponing its planned openings in Atlanta, Chicago and Washington, D.C. If we raise additional funds through the issuance of equity, debt or other securities, those securities may have rights, preferences or privileges senior or equal to those of the rights of our common stock and our shareholders may experience dilution.

We may be unable to upgrade our existing technology in a cost-effective and efficient manner to accommodate the increased volumes of Internet traffic and transactions that may arise from our expansion, which could hurt our business.

  The launch of the HomeGrocer.com service in additional metropolitan locations or growth in our existing markets may require us to expand and upgrade our technology, including our integrated set of software tools and business processes for delivery management, web site production, customer service and order fulfillment. Our existing technology may not be able to accommodate increased volumes of traffic and transactions that may arise in the future. To the extent that customer traffic grows substantially, we will need to expand the capacity of our web site and transaction processing systems to accommodate a larger number of customers. If we are unable to upgrade our technology, we may suffer from unanticipated system disruptions, slower response times, degradation in levels of customer service, impaired quality and speed of order fulfillment or delays in reporting accurate financial information. We may not accurately predict the rate or timing of increases in the use of our web site to allow us to effectively upgrade or expand our transaction processing systems. Upgrading our current technology could result in material expenses. If we fail to cost-effectively and efficiently upgrade and expand our current technology, our business will suffer.

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

     In the online retail industry, customer attrition rates, or the rates at which subscribers cancel a service, are generally high. Although we do not charge a subscription fee for our service, we do depend upon customers to continue to order from us after their initial order is placed. We compete to retain customers once they have used our service. We currently track our repeat customers and the data we have gathered shows during the first 26 weeks of fiscal 2000 approximately 75% of our orders were from repeat customers. A critical part of our business strategy depends on hiring, training and retaining customer friendly delivery persons to interact directly with the customer on a regular basis and promote customer loyalty. In addition, we must ensure that our customer service agents who answer telephone and email inquiries offer prompt attention and helpful information in response to our customers' concerns. If we fail to provide high quality customer care and experience significant decreases in repeat customer orders as a percentage of orders delivered, or if we are unable to establish sufficient customer loyalty needed for market penetration, our business could be hurt. Retention of customers is also dependent on operational execution. If orders are incomplete or not delivered on time, customer retention rates could decline, causing revenue and profitability to decline as well.

We face intense competition from traditional grocery retailers and anticipate increased competition from online grocery retailers in our existing and future markets.

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

     In April 2000, Safeway, a national traditional grocery chain, announced it would purchase 50% of Groceryworks.com, an Internet grocer currently serving Dallas, Texas, a market we entered in mid-May. Royal Ahold, also a traditional grocery chain, has entered into a contract to acquire a 51% ownership interest in Peapod, an online grocer that operates in several of the markets we may enter. In November 1999, Albertson's introduced an Internet based service in the Seattle area and Webvan, an online grocery retailer has indicated that it will introduce its online grocery service in Seattle sometime in 2000. We expect our competition will intensify as more traditional and online grocery retailers offer competitive services.

     The number and nature of competitors and the amount of competition we will experience will vary by geographic area. We expect to compete with traditional grocery stores in every area, including Albertson's, Safeway, Quality Food Centers and Kroger, and other online grocers in most markets, including companies such as Albertsons.com, Webvan, Peapod, HomeRuns, GroceryWorks.com, ShopLink.com and Streamline.com. The principal competitive factors that affect our business are product selection, product quality, customer service, price and convenience. For traditional grocers, convenience is largely a function of location and hours of operation. For online grocers, it is primarily determined by ease of use of the web site and availability of delivery times. If we fail to effectively compete in any of these areas, we may lose existing and potential customers and face decreased demand for our products and services, which would hurt our business.

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

     Our future success depends upon attracting and retaining the continued service of our executive officers, delivery persons, and other key software development, merchandising, marketing and support personnel. Our relationships with all of our employees are at will. Additionally, there are low levels of unemployment in the Seattle, Portland, Orange County, Los Angeles, San Diego and Dallas areas as well as in many of the regions in which we plan to operate. These low levels of unemployment have led to upward pressure on wage rates, which can make it more difficult and costly for us to attract and retain qualified employees. The failure to attract and retain qualified employees could adversely affect our business.

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

     For first 26 weeks of fiscal 2000, sales of alcohol accounted for approximately 2.6% of our sales. We will be required to obtain state, and in some cases county and municipal, licenses and permits for the sale and delivery of alcohol in new markets. Some jurisdictions do not allow companies such as ours to sell alcohol. We cannot assure you that we will be able to obtain any or all required permits or licenses in a timely manner, or at all. We may be forced to incur substantial costs and experience significant delays in obtaining these permits or licenses. In addition, the U.S. Congress is considering enacting legislation which would restrict the interstate sale of alcoholic beverages over the Internet. Changes to existing laws or our inability to obtain required permits or licenses could prevent us from selling alcohol in one or more of our geographic markets or in a portion of those markets. In those locations where we cannot obtain alcohol permits or licenses, we will be unable to sell these items and will lose an opportunity to increase revenue.

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

     Grocery and other related products can contain contaminants due to inherent defects in the products or improper storage or handling. The delivery by us of contaminated or spoiled products could cause adverse publicity. If any of the products that we sell causes harm to any of our customers, we could be vulnerable to product liability lawsuits. If we are found liable under a product liability claim, or even if we successfully defend ourselves against this type of claim, we could be forced to spend a substantial amount of money in litigation expenses, our reputation could suffer and customers may substantially reduce their orders or stop ordering from us.

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

     If our shareholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decline. As of July 1, 2000, we have 128,043,971 shares of outstanding common stock of which 11,035,833 million are restricted. Of these shares, 22,000,000 were sold as part of our March 10, 2000 initial public offering ("IPO") and the majority are freely tradable, without restriction, in the public market.

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

     The following table provides information about our investment portfolio, restricted cash, capital lease obligations and long-term debt as of July 1, 2000, principal cash flows and related weighted average interest rates by expected maturity dates.

                                                                          Year of Maturity                                Total
                                                ------------------------------------------------------------------------
                                                                                                                After    Carrying
                                                     2000           2001       2002       2003       2004       2004       Value
                                                -----------------------------------------------------------------------------------
                                                                                 (dollars in thousands)
 Cash and cash equivalents                          $158,571            -           -          -          -          -     $158,571
  Average interest rate                                  6.4%           -           -          -          -          -          6.0%
 Restricted cash - certificates of  deposit         $  9,243      $11,061           -          -          -          -     $ 20,304
  Average interest rate                                  5.8%         6.6%          -          -          -          -          6.2%
 Capital lease obligations                          $  1,945      $ 4,237      $4,286     $3,666     $2,534     $9,350     $ 26,018
  Average interest rate                                  8.5%         8.5%        8.9%       8.6%       7.6%       7.6%         8.3%
 Long-term debt                                     $  1,924      $ 3,784      $3,841     $  644          -          -     $ 10,193
  Average interest rate                                 10.7%        10.8%       10.9%      11.0%         -          -         10.8%

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

On May 11, 2000, we filed suit in United States District Court for the Western District of Washington against Peachtree Network, Inc. alleging trademark infringement and unfair competition for use of a logo similar to ours in online grocery ordering and delivery.

Item 5 - Other Information -
--------------------------

Subsequent to the end of the quarter, on July 7, 2000, J. Terrence Drayton resigned from the Board of Directors and stepped down from his role as President of the Company. Mr. Drayton remains an employee of the Company, and his sabbatical has been extended through the closing of the proposed merger with Webvan Group.

Item 6 - Exhibits and Reports on Form 8-K -
-----------------------------------------

  (a)  Exhibits filed with this Form 10-Q are as follows:


       10.8 Facility Lease dated March 1, 2000, between HomeGrocer.com, as lessee, and Benaroya Capital Company L.L.C.
       10.9 First Amendment dated March 6, 2000, to the Facility Lease between HomeGrocer.com, as lessee, and Mercy Capital Center Joint Venture.
       10.10 Facility Lease dated April 17, 2000, between HomeGrocer.com, as lessee, and Riggs and Company.
       10.11 Facility Lease dated April 18, 2000, between HomeGrocer.com, as lessee, and Stafford Limited Partnership.
       10.12 First Amendment and Modification dated June 1, 2000, to the Facility Lease between HomeGrocer.com, as lessee, and 3 Plus Limited Partnership.
       10.13 First Amendment dated June 14, 2000, between HomeGrocer.com, as lessee, and Duke-Weeks Realty Limited.
       10.14 Master Service Agreement effective May 19, 2000 between HomeGrocer.com and Exodus Communications, Inc.
       27.1   Financial Data Schedule.


_________________________


  (b) The Company filed a Current Report on Form 8-K on July 7, 2000, to disclose that it had entered into a definitive merger agreement with Webvan Group, Inc. on June 25, 2000. On the effective date of the merger, each outstanding share of the Company's common stock will be exchanged for 1.07605 shares of Webvan common stock. Options and warrants to purchase HomeGrocer.com stock will automatically be converted into options and warrants to purchase shares of Webvan common stock using the same exchange ratio. The merger and related documents were filed as exhibits to the Current Report on Form 8-K filed on July 7, 2000.

SIGNATURES:
----------

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              HOMEGROCER.COM
                              --------------
                              Registrant



July 26, 2000                 /s/ Mary Alice Taylor
-------------                 -----------------------------------------
Date                          Mary Alice Taylor
                              Chairman and Chief Executive Officer


July 26, 2000                 /s/ Daniel R. Lee
-------------                 -----------------------------------------
Date                          Daniel R. Lee
                              Senior Vice President and
                              Chief Financial Officer